Form 10-Q
period 1996-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1996-08-14
CIK 913141

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1996

                                          or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


  For the transition period from _____________ to _____________



                          Commission File Number:   33-69996


                         COMMONWEALTH INCOME & GROWTH FUND I
                (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                       23-2735641
       (State or other jurisdiction of   (I.R.S. Employer indentification No.)
        incorporation or organization)


                              1160 West Swedesford Road
                             Berwyn, Pennsylvania  19312
            (Address, including zip code, of principal executive offices)

                                    (610) 647-6800
                 (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES   [ X ]                  NO   [   ]

Part I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     COMMONWEALTH INCOME & GROWTH FUND I

                             BALANCE SHEETS



                                                                              (AUDITED)
                                                                  JUNE 30,   DECEMBER 31,
                                                                    1996         1995
                                                               ---------------------------
ASSETS
Cash and cash equivalents                                      $   554,981    $   341,838
Lease income receivable                                            143,419        310,455
Other receivables and deposits                                     266,262         35,777


Computer equipment, at cost                                     17,244,472     17,149,693
Accumulated depreciation                                        (6,141,446)    (4,524,429)
                                                               ---------------------------
                                                                11,103,026     12,625,264

Organization costs and deferred expenses, net of
   accumulated amortization of $398,128
   in 1996 and $278,108 in 1995                                    494,203        597,374
                                                               ---------------------------
Total assets                                                   $12,561,891    $13,910,708
                                                               ---------------------------
                                                               ---------------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                               $    19,796    $    76,127
Accounts payable - General Partner                                   1,708         83,874
Accounts payable - Commonwealth Capital Corp.                            -         22,222
Unearned lease income                                              223,954        242,353
Payable for computer equipment                                           -        537,251
Notes payable                                                    3,318,879      3,305,310
                                                               ---------------------------
Total liabilities                                                3,564,337      4,267,137
                                                               ---------------------------
                                                               ---------------------------

Partners' capital:
   General partner                                                   1,000          1,000
   Limited partners                                              8,996,554      9,642,571
                                                               ---------------------------
Total partners' capital                                          8,997,554      9,643,571
                                                               ---------------------------
Total liabilities and partners' capital                        $12,561,891    $13,910,708
                                                               ---------------------------
                                                               ---------------------------


SEE ACCOMPANYING NOTES.

                     COMMONWEALTH INCOME & GROWTH FUND I

                          STATEMENTS OF OPERATIONS




                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                   1996           1995           1996           1995
                                                                   ----           ----           ----           ----

INCOME:
   Lease                                                       $ 1,294,381      $ 922,701    $ 2,715,357    $ 1,677,868
   Interest                                                         10,832         49,186         19,617         86,338
   Gain on sale of computer equipment                                4,208              -          4,208              -
                                                               --------------------------------------------------------
                                                                 1,309,421        971,887      2,739,182      1,764,206

EXPENSES:
   Operating, excluding depreciation                                17,775         20,637         32,458         38,548
   Equipment management fee - General Partner                       64,719         46,135        135,768         83,893
   Interest                                                         96,482         26,774        161,163         54,578
   Depreciation                                                  1,101,834        772,862      2,263,199      1,404,114
   Amortization of organization costs and deferred
      expenses                                                      82,903         50,367        154,875         91,851
                                                               --------------------------------------------------------

                                                                 1,363,713        916,775      2,747,463      1,672,984
                                                               --------------------------------------------------------

Net income (loss)                                              $   (54,292)     $  55,112    $    (8,281)   $    91,222
                                                               --------------------------------------------------------
                                                               --------------------------------------------------------

Net income (loss) per equivalent limited
    partnership unit                                           $     (0.09)     $    0.09    $     (0.01)   $      0.16
                                                               --------------------------------------------------------
                                                               --------------------------------------------------------


Weighted average number of equivalent limited
   partnership units outstanding during the period                 631,358        611,046        631,358        556,922
                                                               --------------------------------------------------------
                                                               --------------------------------------------------------


SEE ACCOMPANYING NOTES.

                     COMMONWEALTH INCOME & GROWTH FUND I

                       STATEMENT OF PARTNERS' CAPITAL


                                           GENERAL    LIMITED
                                           PARTNER    PARTNERS'     TOTAL
                                          -----------------------------------

Partners' capital - December 31, 1994     $  1,000  $ 6,990,641  $ 6,991,641
   Contributions                                 -    4,352,169    4,352,169
   Offering costs                                -     (459,419)    (459,419)
   Net income (loss)                        11,956      (57,191)     (45,235)
   Distributions                           (11,956)  (1,183,629)  (1,195,585)
                                          -----------------------------------
Partners' capital - December 31, 1995        1,000    9,642,571    9,643,571
   Net income                                3,189       42,822       46,011
   Distributions                            (3,189)    (315,679)    (318,868)
                                          -----------------------------------
Partners' capital - March 31, 1996           1,000    9,369,714    9,370,714
   Net income (loss)                         3,189      (57,481)     (54,292)
   Distributions                            (3,189)    (315,679)    (318,868)
                                          -----------------------------------
Partners' capital - June 30, 1996         $  1,000  $ 8,996,554  $ 8,997,554
                                          -----------------------------------
                                          -----------------------------------


SEE ACCOMPANYING NOTES.

                     COMMONWEALTH INCOME & GROWTH FUND I

                         STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1996 and 1995

                                                         1996         1995
                                                     --------------------------

OPERATING ACTIVITIES
Net income (loss)                                    $    (8,281)  $    91,222
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                    2,418,074     1,559,296
      Other noncash activities included in the
        determination of net income                   (1,156,762)     (557,292)
      Changes in operating assets and liabilities:
        Lease income receivable                          167,036       (22,252)
        Accounts receivable - affiliate                        -        74,139
        Other receivables                                 22,696        66,981
        Accounts payable                                 (78,553)      (24,214)
        Accounts payable - General Partner               (82,166)         (595)
        Unearned lease income                                  -        61,841
                                                     --------------------------
Net cash provided by operating activities              1,282,044     1,249,126

INVESTING ACTIVITIES
Capital expenditures                                     (98,945)   (2,644,135)
Net proceeds from sale of computer equipment             229,424             -
Payment of computer equipment payable                   (537,251)            -
Increase in organization costs and
   deferred expenses                                     (51,704)     (312,667)
                                                     --------------------------
Net cash used in investing activities                   (458,476)   (2,956,802)

FINANCING ACTIVITIES
Partners' contributions                                        -     4,352,169
Offering costs                                                 -      (459,419)
Distributions to partners                               (637,736)     (557,924)
                                                     --------------------------
Net cash provided by financing activities               (637,736)    3,334,826
                                                     --------------------------
Net increase in cash and cash equivalents                185,832     1,627,150
Cash and cash equivalents at beginning of period         341,838     2,020,362
                                                     --------------------------
Cash and cash equivalents at end of period           $   527,670   $ 3,647,512
                                                     --------------------------
                                                     --------------------------


SEE ACCOMPANYING NOTES.

                         Commonwealth Income & Growth Fund I

                            Notes to Financial Statements

                                    June 30, 1996



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

RECLASSIFICATION

Certain balances in the prior period financial statements have been reclassified to conform with the current period presentation.

                         Commonwealth Income & Growth Fund I


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on March 14, 1994. On that date, subscribers for 128,787 Units were admitted as Limited Partners of the Partnership. On May 11,1995, the Partnership terminated its offering of Units with 631,358 ($12,623,682) Units sold.

The Partnership's primary source of capital for the six month period ended June 30, 1996 was cash from operations of $1,282,000 and net proceeds from the sale of computer equipment of $229,000. The Partnership's primary sources of capital for the six month period ended June 30, 1995, were from Partners' contributions of $4,352,000, and cash from operations of $1,249,000. The primary uses of cash for the six month period ended June 30, 1996 and 1995 were for capital expenditures for new equipment totaling $99,000 and $2,644,000, respectively, the payment of preferred distributions to partners of $638,000 and $558,000, respectively, and the payment of offering costs of $459,000 for the six month period ended June 30, 1995.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1996 and December 31, 1995 the Partnership had approximately $555,000 and $342,000, respectively, invested in these money market accounts.

Accounts payable included approximately $2,000 and $84,000, payable to the General Partner for management, acquisition and finance fees on leases as of June 30, 1996 and December 31, 1995, respectively. As of December 31, 1995, the Partnership had an additional payable of $22,000 to Com Cap Corp. for the purchase of equipment from a third party, which was subsequently paid in January 1996.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.
As of June 30, 1996, the Partnership had future minimum rentals on noncancellable operating leases of $2,556,000 for the year ending December 31, 1996 and $4,816,000, thereafter. During the six month period ended June 30, 1996, and 1995, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,148,000 and $157,000, respectively. At June 30, 1996, the outstanding debt was $3,319,000, with interest rates ranging from 5.75% to 10%, and will be payable through January 1999. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

                         Commonwealth Income & Growth Fund I


RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Partnership recognized income of $1,309,000 and expenses of $1,364,000, resulting in a net loss of $54,000. For the quarter ended March 31, 1995, the Partnership recognized income of $972,000 and expenses of $917,000 , resulting in net income of $55,000.

Lease income increased by 40% from $923,000 for the quarter ended June 30, 1995 to $1,294,000 for the period ended June 30, 1996, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the six months ended June 30, 1996, the Partnership expended $383,000 in cash, and assumed debt and accounts payable for equipment of $1,148,000 to acquire 4 leases, which generated approximately $180,000 in revenue.

Interest income decreased (78%) from $49,000 for the quarter ended June 30, 1995 to $11,000 for the quarter ended June 30, 1996, as a result of utilizing cash (which primarily consisted of capital contributions which were temporarily invested in money market accounts) for the purchase of Equipment.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 14% decrease from approximately $21,000 for the quarter ended June 30, 1995 to $18,000 for the quarter ended June 30, 1996 is attributable to a decrease in legal and outside service fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased (40%) from approximately $46,000 for the quarter ended June 30, 1995 to $65,000 for the quarter ended June 30, 1996, which is consistent with the increase in lease income.

Interest expense increased (260%) from approximately $27,000 for the quarter ended June 30, 1995 to $96,000 for the quarter ended June 30, 1996, as a result of additional debt incurred for the purchase of Equipment.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, equipment acquisition fees, and debt placement fees. The increase (44%) from approximately $823,000 for the quarter ended June 30, 1995 to $1,185,000 for the quarter ended June 30, 1996 is attributable to the purchase of approximately $5,282,000 in additional equipment.

For the six month period ended June 30, 1996, the Partnership generated cash flows from operating activities of $1,282,000, which includes a net loss of $8,000, and depreciation and amortization expenses of $2,418,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,135,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $22,000.

For the six month period ended June 30, 1995, the Partnership generated cash flows from operating activities of $1,249,000, which includes net income of $91,000, and depreciation and amortization expenses of $1,559,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $400,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $157,000.

                         Commonwealth Income & Growth Fund I


PART II:   OTHER INFORMATION

    Item 1.        LEGAL PROCEEDINGS.

                   Inapplicable

    Item 2.        CHANGES IN SECURITIES.

                   Inapplicable

    Item 3.        DEFAULTS UPON SENIOR SECURITIES.

                   Inapplicable

    Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                   Inapplicable

    Item 5.        OTHER INFORMATION.

                   Inapplicable

    Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

                   a)   Exhibits:   None

                   b)   Report on Form 8-K:   None

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COMMONWEALTH INCOME & GROWTH FUND I
                                         BY: COMMONWEALTH INCOME & GROWTH
                                                 FUND, INC. General Partner




                                       By:
- ------------------                        ----------------------------------
Date                                   David A. Kintzer, CPA
                                       Chief Financial Officer