Form 10-Q
period 1996-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1996-11-13
CIK 913141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1996

                                       or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ___________________ to ___________________.


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

                      YES   [X]                  NO   [ ]

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                      COMMONWEALTH INCOME & GROWTH FUND I

                                 BALANCE SHEETS

                                                                     (AUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       1996             1995
                                                    ----------------------------
ASSETS
Cash and cash equivalents                           $   593,090     $   341,838
Lease income receivable                                 271,598         310,455
Other receivables and deposits                           13,033          35,777


Computer equipment, at cost                          19,277,927      17,149,693
Accumulated depreciation                             (7,351,332)     (4,524,429)
                                                    ----------------------------
                                                     11,926,595      12,625,264

Organization costs and deferred expenses, net of
   accumulated amortization of $460,652
   in 1996 and $278,108 in 1995                         511,929         597,374
                                                    ----------------------------

Total assets                                        $13,316,245     $13,910,708
                                                    ----------------------------
                                                    ----------------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                    $    19,614     $    76,127
Accounts payable - General Partner                      135,030          83,874
Accounts payable - Commonwealth Capital Corp.             -              22,222
Unearned lease income                                   287,482         242,353
Payable for computer equipment                          399,172         537,251
Notes payable                                         3,762,276       3,305,310
                                                    ----------------------------

Total liabilities                                     4,603,574       4,267,137

Partners' capital:
   General partner                                        1,000           1,000
   Limited partners                                   8,711,671       9,642,571
                                                    ----------------------------

Total partners' capital                               8,712,671       9,643,571
                                                    ----------------------------

Total liabilities and partners' capital             $13,316,245     $13,910,708
                                                    ----------------------------
                                                    ----------------------------

SEE ACCOMPANYING NOTES.


                                   COMMONWEALTH INCOME & GROWTH FUND I

                                         STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                        1996          1995          1996          1995
                                                        ----          ----          ----          ----
INCOME:
  Lease                                              $1,460,707   $  948,692    $4,176,064    $2,626,560
  Interest                                               13,785       47,647        33,402       133,985
  Gain on sale of computer equipment                          0        -             4,208         -
                                                     ---------------------------------------------------
                                                      1,474,492      996,339     4,213,674     2,760,545

EXPENSES:
  Operating, excluding depreciation                       6,271        7,511        38,729        46,059
  Equipment management fee - General Partner             73,035       47,435       208,803       131,328
  Interest                                               73,908       72,360       235,071       126,938
  Depreciation                                        1,209,885      815,218     3,473,084     2,219,332
  Amortization of organization costs and deferred
    expenses                                             77,408       51,928       232,283       143,779
                                                     ---------------------------------------------------
                                                      1,440,507      994,452     4,187,970     2,667,436
                                                     ---------------------------------------------------

Net income                                           $   33,985   $    1,887    $   25,704    $   93,109
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Net income per equivalent limited
  partnership unit                                   $     0.05   $     0.00    $     0.04    $     0.16
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Weighted average number of equivalent limited
  partnership units outstanding during the period       631,358      611,046       631,358       582,007
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------


SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND I

                        STATEMENT OF PARTNERS' CAPITAL


                                         GENERAL       LIMITED
                                         PARTNER      PARTNERS'        TOTAL
                                        ----------------------------------------

Partners' capital - December 31, 1994   $   1,000  $   6,990,641  $   6,991,641
  Contributions                                 -      4,352,169      4,352,169
  Offering costs                                -       (459,419)      (459,419)
  Net income (loss)                        11,956        (57,191)       (45,235)
  Distributions                           (11,956)    (1,183,629)    (1,195,585)
                                        ----------------------------------------
Partners' capital - December 31, 1995       1,000      9,642,571      9,643,571
  Net income                                3,189         42,822         46,011
  Distributions                            (3,189)      (315,679)      (318,868)
                                        ----------------------------------------
Partners' capital - March 31, 1996          1,000      9,369,714      9,370,714
  Net income (loss)                         3,189        (57,481)       (54,292)
  Distributions                            (3,189)      (315,679)      (318,868)
                                        ----------------------------------------
Partners' capital - June 30, 1996           1,000      8,996,554      8,997,554
  Net income                                3,189         30,796         33,985
  Distributions                            (3,189)      (315,679)      (318,868)
                                        ----------------------------------------
Partners' capital - September 30, 1996  $   1,000  $   8,711,671  $   8,712,671
                                        ----------------------------------------
                                        ----------------------------------------

SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND I

                           STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 1996 and 1995

                                                         1996          1995
                                                      ------------------------

OPERATING ACTIVITIES
Net income                                            $   25,704    $   93,109
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      3,705,367     2,271,260
    Gain on sale of computer equipment                    (4,208)        -
    Other noncash activities included in the
      determination of net income                     (1,283,289)     (839,884)
    Changes in operating assets and liabilities:
      Lease income receivable                             38,857         7,842
      Accounts receivable - affiliate                      -            74,139
      Other receivables                                   22,744        70,700
      Accounts payable                                   (78,735)      (23,072)
      Accounts payable - General Partner                  51,156        74,689
      Equipment payable                                 (138,079)       48,600
      Unearned lease income                               45,129        19,579
                                                      ------------------------

Net cash provided by operating activities              2,384,646     1,796,962

INVESTING ACTIVITIES
Capital expenditures                                    (858,088)   (3,583,026)
Net proceeds from sale of computer equipment             227,308         -
Payment of computer equipment payable                   (399,172)        -
Increase in organization costs and
  deferred expenses                                     (146,838)     (199,297)
                                                      ------------------------

Net cash used in investing activities                 (1,176,790)   (3,782,323)

FINANCING ACTIVITIES
Partners' contributions                                    -         4,352,169
Offering costs                                             -          (459,419)
Distributions to partners                               (956,604)     (876,717)
                                                      ------------------------

Net cash provided by financing activities               (956,604)    3,016,033
                                                      ------------------------

Net increase in cash and cash equivalents                251,252     1,030,672
Cash and cash equivalents at beginning of period         341,838     2,020,362
                                                      ------------------------

Cash and cash equivalents at end of period            $  593,090    $3,051,034
                                                      ------------------------
                                                      ------------------------

SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND I

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The Partnership's primary source of capital for the nine month period ended September 30, 1996 was cash from operations of $2,385,000 and net proceeds from the sale of computer equipment of $227,000. The Partnership's primary sources of capital for the nine month period ended September 30, 1995, were from Partners' contributions of $4,352,000, and cash from operations of $1,797,000. The primary uses of cash for the nine month period ended September 30, 1996 and 1995 were for capital expenditures for new equipment totaling $858,000 and $3,583,000, respectively, the payment of preferred distributions to partners of $957,000 and $877,000, respectively, and the payment of offering costs of $459,000 for the nine month period ended September 30, 1995.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1996 and December 31, 1995 the Partnership had approximately $593,000 and $342,000, respectively, invested in these money market accounts.

Accounts payable included approximately $135,000 and $84,000, payable to the General Partner for management, acquisition and finance fees on leases as of September 30, 1996 and December 31, 1995, respectively. As of December 31, 1995, the Partnership had an additional payable of $22,000 to Com Cap Corp. for the purchase of equipment from a third party, which was subsequently paid in January 1996.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1996, the Partnership had future minimum rentals on noncancellable operating leases of $1,257,000 for the year ending December 31, 1996 and $5,596,000, thereafter. During the nine month period ended September 30, 1996, and 1995, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,736,000 and $1,548,000, respectively. At September 30, 1996, the outstanding debt was $3,762,000, with interest rates ranging from 5.75% to 10%, and will be payable through July 1999. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

                      Commonwealth Income & Growth Fund I

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, the Partnership recognized income of $1,474,000 and expenses of $1,440,000, resulting in a net income of $34,000. For the quarter ended June 30, 1996, the Partnership recognized income of $1,309,000 and expenses of $1,364,000, resulting in a net loss of $54,000. For the quarter ended March 31, 1995, the Partnership recognized income of $972,000 and expenses of $917,000 , resulting in net income of $55,000.

Lease income increased by 54% from $949,000 for the quarter ended September 30, 1995 to $1,461,000 for the period ended September 30, 1996, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the nine months ended September 30, 1996, the Partnership expended $858,000 in cash, and assumed debt and accounts payable for equipment of $2,135,000 to acquire 7 leases, which generated approximately $266,000 in revenue.

Interest income decreased (71%) from $48,000 for the quarter ended September 30, 1995 to $14,000 for the quarter ended September 30, 1996, as a result of utilizing cash (which primarily consisted of capital contributions which were temporarily invested in money market accounts) for the purchase of Equipment.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 25% decrease from approximately $8,000 for the quarter ended September 30, 1995 to $6,000 for the quarter ended September 30, 1996 is attributable to a decrease in legal and outside service fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased (55%) from approximately $47,000 for the quarter ended September 30, 1995 to $73,000 for the quarter ended September 30, 1996, which is consistent with the increase in lease income.

Interest expense increased (3%) from approximately $72,000 for the quarter ended September 30, 1995 to $74,000 for the quarter ended September 30, 1996, as a result of additional debt incurred for the purchase of Equipment.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, equipment acquisition fees, and debt placement fees. The increase (48%) from approximately $867,000 for the quarter ended September 30, 1995 to $1,287,000 for the quarter ended September 30, 1996 is attributable to the purchase of approximately $6,270,000 in additional equipment.

For the nine month period ended September 30, 1996, the Partnership generated cash flows from operating activities of $2,385,000, which includes net income of $26,000, and depreciation and amortization expenses of $3,705,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,279,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $4,000.

For the nine month period ended September 30, 1995, the Partnership generated cash flows from operating activities of $1,797,000, which includes net income of $93,000, and depreciation and amortization expenses of $2,271,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $786,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $54,000.

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

                                 COMMONWEALTH INCOME & GROWTH FUND I
                                  BY: COMMONWEALTH INCOME & GROWTH
                                       FUND, INC. GENERAL PARTNER




____________________             By:____________________
Date                             David A. Kintzer, CPA
                                 Chief Financial Officer