Form 10-K405
period 1996-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1997-03-31
CIK 913141

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 33-69996

                        COMMONWEALTH INCOME & GROWTH FUND I
               (Exact name of Registrant as specified in its charter)

          Pennsylvania
  (State or other jurisdiction of       1160 West Swedesford Road            23-2735641)
   incorporation or organization)              Suite 340                          (I.R.S.
                                         Berwyn, Pennsylvania 19312              Employer
                                      (Address of principal executive         Identification
                                        offices including zip code)               Number


                                   (610) 647-6800
                   (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:
                                         NONE
                                    (Title of class)

                Securities registered pursuant to Section 12(g) of the Act:
                               Units of Limited Partnership
                                         NONE
                                    (Title of class)

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.     YES X         NO
                                          ----         ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                      DOCUMENTS INCORPORATED BY REFERENCE

   (Specific sections incorporated are identified under applicable items herein)

    Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 1994 are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1:BUSINESS

    GENERAL

    The Partnership was formed on August 26, 1993 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on December 17, 1993 (the "Offering"). During 1993 the Partnership had no operations other than in connection with the Offering. On March 14, 1994, $2,573,860 in subscriptions from investors were released by the escrow agent and were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 11, 1995, with 631,358 Units ($12,623,682) admitted as Limited Partners of the Partnership.

    See "The Glossary" below for the definition of capitalized terms used in this report.

PRINCIPAL INVESTMENT OBJECTIVES

    The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires Equipment which is subject to lease principally to U.S. corporations and other institutions pursuant predominantly to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

            The Partnership's principal investment objectives are to:

        (a) acquire, lease and sell Equipment to generate revenues from operations sufficient to provide quarterly cash distributions to Limited Partners;

        (b) preserve and protect Limited Partners' capital;

        (c) use a portion of Cash Flow and Net Disposition Proceeds derived from the sale, refinancing or other disposition of Equipment to purchase additional Equipment; and

        (d) refinance, sell or otherwise dispose of Equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

    Limited Partners do not have any right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

    Although the Partnership has acquired predominantly new Equipment, the Partnership may purchase used Equipment. Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the Equipment and supplier involved. Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period. Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

    As of December 31, 1996, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of

 Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

    The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing programs"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturer to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1996, the Partnership has not entered into any such agreements.

    The General Partner has the discretion consistent with its fiduciary duty to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement. The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership's investment objectives.

TYPES OF EQUIPMENT

    COMPUTER PERIPHERAL EQUIPMENT. Computer peripheral equipment consists of devices used to convey information into and out of a central processing unit (or "mainframe") of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

    The Partnership acquires primarily IBM manufactured or IBM compatible equipment. The General Partner believes that dealing in IBM or IBM compatible equipment is particularly advantageous because of the large customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

    Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors have at times caused dramatic reductions in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

    Other Equipment-Restrictions. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the

Partnership at the time of the Partnership's commitment to invest therein and
(ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of a purchase of non-IBM compatible computer peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

    Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1996, the Partnership has acquired a diversified Equipment portfolio which it has leased to 27 different companies located throughout the United States. Approximately 33% of the Equipment acquired by the Partnership consists of tape storage. Approximately 26% of the Equipment consists of "RAID"
(Redundant Arrays of Independent/Inexpensive Disks) technology, which provides a high level of security to critical data within a computer system and has only been available since October 1994. Approximately another 3% of the Equipment acquired by the Partnership consists of more traditional forms of disk storage. Approximately 20% of the Equipment consists of workstations, departmental servers, and enterprise servers. Approximately 15% of the Equipment consitsts of Printers. The remaining 3% of the Equipment acquired by the Partnership consists of disk and optical storage and communication devices.

    During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

    The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (18 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout Net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1996, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to.

    In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating Lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

    An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

    The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership has purchased "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1996, all leases that have been entered into are "triple net leases".

    The General Partner has not established any standards for lessees to which it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

    The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1996, the Partnership has not entered into any such agreements.

BORROWING POLICIES

    The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only nonrecourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1996, the aggregate nonrecourse debt outstanding of $3,502,523 was 21% of the aggregate cost of the Equipment owned.

    The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1996, the Partnership has not exercised this option.

    To date, the General Partner has caused the Partnership to borrow funds at fixed interest rates and plans to continue borrowing additional funds, to the fullest extent practicable. The Partnership may borrow funds at rates which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

    Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

    Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1996, no such agreements existed.

    The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner or Affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate" from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

    Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1996, the Partnership has not refinanced any of its debt.

    Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

    The General Partner intends to cause the Partnership to begin disposing of its Equipment by approximately January 2004. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by approximately December 31, 2004, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

    Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment. Subject to the General Partner's discretion the Partnership may extend beyond December 31, 2004, if deemed beneficial to the Partnership.

MANAGEMENT OF EQUIPMENT

    Equipment management services for the Partnership's Equipment is provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

COMPETITION

    The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

    The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

    The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time. Significant action in any of these areas by IBM or IBM Credit Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers or from IBM.

INVESTMENTS



    As of March 20,1997, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                                                                  PURCHASE       MONTHLY     LEASE
LESSEE                                 EQUIPMENT DESCRIPTION                     LIST PRICE         PRICE          RENT       TERM
------------------------  ------------------------------------------------      ---------------   ------------  -----------  -----
R. L. Polk & Co.                          EMC          (50%) 5500-3064              905,970      564,285      14,875         34
Automatic Data
  Processing                              IBM          (3) 3490-A20                 579,850      379,682      10,620         33
Liberty Mutual Insurance
  Co.                                     IBM          (1) 3390-B3C                 817,800      465,406      13,169         33
Shared Medical Systems
  Corp.                                   IBM          (50%) 3990-006               155,720      102,750       2,913         25
First Interstate Bank
  N.A.                                    HDS          (2) 7693-032               2,043,628      692,299      17,786         36
LTV Steel Co., Inc.                       HDS          (1) 7693-032               1,021,813      368,427      10,072         36
Chrysler Corp.                            STK          (80%) 9200-XJ3             2,063,328    1,216,040      35,702         24
Xerox Corp.                               SUN          (32) Sun Work Stat.          440,800      277,705       9,412         26
Xerox Corp.                               SUN          (17) SPARCS1000              243,719      153,776       5,204         26
Xerox Corp.                               SUN          (1) SPARCS1000               244,759      158,072       5,349         26
Xerox Corp.                               SUN          (4) SPARCS2000               590,840      305,875       9,570         26
Fleet Services Inc.                       IBM          (1) 9391-A10                 530,000      320,100       8,315         36
Shared Medical Systems
  Corp.                                   STK          (25%) 9200-XJ3               499,630      213,582       4.949         36
First Interstate Bank
  N.A.                                    IBM          (2) 9391-A10               1,060,000      600,000      15,166         36
First Interstate Bank
  N.A.                                    STK          (2) 9200-XJ3 w/8173        2,799,720    1,144,304      27,693         32
WITCO Corp.                               IBM          (2) 3829-001                 459,000      271,073       6,204         36
UNUM Life Insurance                       IBM          (50%) 3900 & Roll            413,368      343,010       6,338         48
Fingerhut Corp.                        SIEMEN          S (2) 2240-004               722,000      459,592       8,558         48
Xerox Corp.                               SUN          (4) Up SPARCS2000             93,000       52,731       2,793         18
Software Maintenance
  Inc.                                    STK          (50%) 9200-XN3               949,580      236,640       5,607         36
Bellsouth
  Telecommunications,
  Inc.                                    STK          (1) 9200-XN3               2,635,720      582,671      12,929         36
GE Information Services,
  Inc.                                    EMC          (50%) 3200-9024              702,660      293,506      10,361         24
Southern Pacific
  Transportation Co.                      IBM          (375) 4230-5S3             1,273,125    1,064,930      26,019         36
Chrysler Corp.                            STK          (2) 4490-M30                 686,158      490,110       7,350         24
GE Industrial & Power
  Systems                                  HP          (50%) HP9000/J200            202,680      157,635       4,115         36
Texas Instruments, Inc.                   IBM          (2) 3390-A38               1,909,700      107,511      26,087         21
Wang Laboratories, Inc.                   PYR          (50%) NILE150                937,290      589,287      16,639         36
Shared Medical Systems
  Corp.                                   STK          (8) 9490-M34               2,126,928    1,452,140      29,191         48
Chrysler Corp.                            IBM          (20%) 3745-31A               242,244      184,383       5,254         24
Sprint Communications
  Company                                 STK          (10) 9490-M32              1,481,830      779,676      15,983         36
Sprint Communications
  Company                                 STK          (18) 9490-M32              1,335,897      703,968      15,501         36



                                                                                                  PURCHASE       MONTHLY     LEASE
LESSEE                                 EQUIPMENT DESCRIPTION                     LIST PRICE         PRICE          RENT       TERM
------------------------  ------------------------------------------------      ---------------   ------------  -----------  -----


Honda R&D                                 SGI          (1) 4XR10000                 400,220      298,094       7,683         36
TRW                                        HP          (20) HP9000-C110             507,370      411,075      10,711         36
Sprint Communications
  Company                                 IBM          (2) 3995-133                 421,500      286,536      10,166         24
Equitable Life Assurance
  Company                                 LEX          (80) N240                    571,351      497,477      11,501         36
Damark International                      PYR          (1) 3445-1210                327,288      216,419       5,681         36
Chrysler Corp.                            STK          (50%) (7) 9490-M34           991,881      538,529      14,749         24
Chrysler Corp.                            STK          (55%) (6) 9490-M34         1,693,479      997,891      22,520         36
McDonnell Douglas                          HP          (55%) (101) HP9000-C110    1,662,009      932,491      34,621         22

RESERVES

    Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs has been established from the Offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves. Since no reserve has been established, if available Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

GENERAL RESTRICTIONS

    Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

        (a) invest in junior trust deeds unless received in connection with the sale of an item of Equipment in an aggregate amount which does not exceed 30% of the assets of the Partnership on the date of the investment;

        (b) invest in or underwrite the securities of other issuers;

        (c) acquire any Equipment for Units;

        (d) issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of Equipment or the Partnership's business shall not be deemed to be the issuance of senior securities);

        (e) make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

        (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its Affiliates; or

        (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

    The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is defined in the Investment Company Act of 1940.

    The General Partner and its Affiliates may engage in other activities, whether or not competitive with the Partnership. The Partnership Agreement provides, however, that neither the General Partner nor any of its Affiliates may receive any rebate or "give up" in connection with the Partnership's activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.

ITEM 2:PROPERTIES

    NOT APPLICABLE

ITEM 3:LEGAL PROCEEDINGS

    NOT APPLICABLE

ITEM 4:SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NOT APPLICABLE

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

    There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1996, there were 683 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

    Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interests in the Partnership's capital or profits in any one year.

REDEMPTION PROVISION

    Upon the conclusion of the 30 month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

    The Partnership will accept redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

    In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.

EXEMPT TRANSFERS

    The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

        (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and nonliquidating as well as liquidating distributions by a parent partnership to its partners of interests in a subpartnership);

        (2) transfers at death;

        (3) transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

        (4) transfers resulting from the issuance of Units by the Partnership in exchange for cash, property, or services;

        (5) transfers resulting from distributions from qualified plans; and

        (6) any transfer by a Limited Partner in one or more transactions during any 30-day period of Units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

ADDITIONAL RESTRICTIONS ON TRANSFER

    Limited Partners who wish to transfer their Units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership's cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner. There is no charge for re-registration of a certificate in the event of a marriage, divorce, death, or trust so long as the transfer is not a result of a sale of the Units.

    In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding Units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other state securities agency or commission having jurisdiction over the transfer.

Allocations and Distributions Between the General Partner and the Limited
Partners

    Cash distributions, if any, are made quarterly on December 31, March 31, June 30, and September 30 of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to the Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

    The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the Adjusted Capital Contributions will be reduced by the excess, decreasing the base on which the Priority Return is calculated.

    If the proceeds resulting from the sale of any Equipment are reinvested in Equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 39.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

    Generally, the General Partner is allocated Net Profits equal to its cash distributions (but not less than one percent of Net Profits) and the balance is allocated to the Limited Partners. Net Profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his Capital Account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the Operating Distributions to the Partners over the aggregate Capital Accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining Net Profits, to the Partners in the same proportions as if the distributions were Operating Distributions. Net Losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

    Net Profits and Net Losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

    Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1996, 1995 and 1994:

QUARTER ENDED                      1996          1995          1994
-----------------------------  ------------  ------------  ------------
March 31                       $    315,678  $    247,659   $   12,693
June 30                             315,678       304,686       87,254
September 30                        315,678       315,605      142,210
December 31                         315,678       315,679      197,021
                               ------------  ------------  ------------
                               $  1,262,712  $  1,183,629   $  439,178
                               ------------  ------------  ------------
                               ------------  ------------  ------------

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

    Except during the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

    After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners is apportioned among them in accordance with the number of Units owned by each. A different convention was utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners were apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owns such Units during the period bears to the sum of such products for all Limited Partners.

    In addition, where a Limited Partner transfers Units during a taxable year, the Limited Partner may be allocated Net Profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6: SELECTED FINANCIAL DATA

    The following table sets forth, in summary form, certain financial data for the Partnership as of and for the year ended December 31, 1996, 1995 and 1994. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                 YEAR ENDED DECEMBER 31
                                         ---------------------------------------
                                            1996          1995          1994
                                        ------------  ------------  ------------
Lease Income                            $  5,908,389  $  4,144,609  $ 1,129,457
Net (Loss) Income                         (1,319,747)      (45,235)      95,047
Cash Distributions                         1,275,467     1,195,585      443,614
Net (loss) income per Unit                     (2.11)         (.10)         .33
Cash distribution per Unit                      2.00          2.00         1.60

                                                      DECEMBER 31
                                     -------------------------------------------
                                         1996           1995             1994
                                     -------------  -------------  -------------
Total assets                         $  11,373,203  $  13,910,708  $  8,827,670
Notes payable                            3,502,523      3,305,310     1,642,251

    Net income per Unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's primary source of capital for the year ended December 31, 1996 was cash from operations of $2,526,000. The Partnership's primary sources of capital for the year ended December 31, 1995, were from Partners' contributions of $4,352,000 and cash from operations of $2,411,000. The primary uses of cash were for capital expenditures for new equipment totaling $1,035,000 and $6,353,000 for the years ended December 31, 1996 and 1995, respectively, for the payment of preferred distributions to partners totaling $1,275,000 for 1996 and $1,196,000 for 1995, and for the payment of offering costs totaling $459,000 for 1995.

    Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1996 and 1995 the Partnership had approximately $1,083,000 and $342,000, respectively, invested in these money market accounts.

    The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 31% from December 31, 1995 to December 31, 1996, due to computer equipment leases which matured in 1996. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1996, the Partnership had future minimum rentals on noncancellable operating leases of $3,570,000 for the year ending 1997 and $2,673,000 thereafter. During 1996 and 1995, the Partnership incurred debt in connection with the purchase of computer equipment totaling $2,344,000 and $3,128,000, respectively. At December 31, 1996, the outstanding debt was $3,503,000, with interest rates ranging from 5.8% to 8.8% and will be payable through September 1999. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

RESULTS OF OPERATIONS

    1996 and 1995 OPERATING RESULTS

    For the year ended December 31, 1996 and 1995, the Partnership recognized income of $5,955,000 and $4,318,000 and expenses of $7,275,000 and $4,363,000, resulting in net loss of $1,320,000 and $45,000, respectively.

    Lease income increased by 43% over 1995 primarily due to the Partnership expended approximately $6,353,000 in cash and assumed debt and accounts payable for equipment of $872,000 to acquire 19 additional leases in 1995, which have generated a full year of lease income in 1996. Additionally, during 1996 the Partnership expended approximately $1,035,000 in cash and assumed debt and accounts payable for equipment of $529,000 to acquire 9 additional leases.

    Interest income decreased (73%) from $173,000 for the year ended December 31, 1995 to $47,000 for the year ended December 31, 1996, as a result of the capital contributions being utilized for Equipment purchases for the year ended December 31, 1996 whereas, for the year ended December 31, 1995 the capital contributions were temporarily being invested in money market accounts until being utilized for Equipment purchases.

    Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 13% decrease from approximately $93,000 during the year ended December 31, 1995 to $81,000 during the year ended December 31, 1996 is primarily attributable to a decrease in legal fees and outside service fees.

    The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased (43%) from approximately $207,000 during the year ended December 31, 1995 to $295,000 during the year ended December 31, 1996, which is consistent with the increase in lease income.

    Interest expense increased (47%) from approximately $212,000 during the year ended December 31, 1995 to approximately $311,000 during the year ended December 31, 1996, as a result of additional debt incurred for the purchase of Equipment.

    Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, equipment acquisition fees and debt placement fees. The increase (53%) from approximately $3,850,000 during the year ended December 31, 1995 to $5,896,000 during the year ended December 31, 1996 is attributable to the purchase of approximately $3,922,000 in additional equipment.

    The Partnership sold computer equipment with a net book value of $1,440,000 during the year ended December 31, 1996, for a net loss of $692,000.

    Additionally, in 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $904,000 to depreciation expense to record the assets at their estimated fair value at December 31, 1996.

    For the year ended December 31, 1996, the Partnership generated cash flow from operating activities of $2,526,000, which includes a net loss of $1,320,000 reduced by depreciation and amortization expenses of $5,896,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $2,675,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $15,000.

1995 and 1994 OPERATING RESULTS

     For the year ended December 31, 1995 and 1994, the Partnership recognized income of $4,318,000 and $1,224,000 and expenses of $4,363,000 and $1,129,000, resulting in net (loss) income of ($45,000) and $95,000, respectively.

     Lease income increased by 267% from December 31, 1994 to December 31, 1995, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During 1994, the Partnership expended approximately $4,784,000 in cash to acquire 14 leases which generated approximately $1,129,000 in revenue. During 1995, the Partnership expended approximately $6,353,000 in cash and assumed debt and accounts payable for equipment of $872,000 to acquire 19 additional leases which contributed to the increase in lease revenue of approximately $3,015,000.

     Interest income increased (83%) from $94,000 for the year ended December 31, 1994 to $173,000 for the year ended December 31, 1995, as a result of the increase in capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases.

     Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 29% increase from approximately $72,000 during the year ended December 31, 1994 to $93,000 during the year ended December 31, 1995 is attributable to the increase in the Partnership's business activities.

     The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased (267%) from approximately $56,000 during the year ended December 31, 1994 to $207,000 during the year ended December 31, 1995, which is consistent with the increase in lease income.

     Interest expense increased (342%) from approximately $48,000 during the year ended December 31, 1994 to approximately $212,000 during the year ended December 31, 1995, as a result of additional debt incurred for the purchase of Equipment.

     Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, equipment acquisition fees and debt placement fees. The increase (304%) from approximately $953,000 during the year ended December 31, 1994 to $3,850,000 during the year ended December 31, 1995 is attributable to the purchase of approximately $10,090,000 in additional equipment. Furthermore, during 1995 the Partnership identified specific computer equipment whose remaining estimated useful lives were reduced to reflect the impact of technological changes. This change in estimate increased depreciation expense by approximately $299,000.

    For the year ended December 31, 1995, the Partnership generated cash flows from operating activities of $2,411,000, which includes a net loss of $45,000 reduced by depreciation and amortization expenses of $3,850,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $1,465,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $50,000.

    For the year ended December 31, 1994, the Partnership generated cash flows from operating activities of $210,000, which includes net income of $95,000 reduced by depreciation and amortization expenses of $953,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $381,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $252,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ------------------------

               Commonwealth Income & Growth Fund I

                       Financial Statements

            Years ended December 31, 1996, 1995 and 1994



                             CONTENTS


Report of Independent Auditors...............   18

Audited Financial Statements.................

Balance Sheets................................  19
Statements of Operations......................  20
Statements of Partners' Capital...............  21
Statements of Cash Flows......................  22
Notes to Financial Statements.................  23


                        REPORT OF INDEPENDENT AUDITORS

The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying balance sheets of Commonwealth Income &
Growth Fund I as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1996 the Partnership changed its method of accounting for impairment of long-lived assets.

                                                 ERNST & YOUNG LLP
Philadelphia, Pennsylvania
January 24, 1997

                        Commonwealth Income & Growth Fund I

                                  BALANCE SHEETS

                                                                         DECEMBER 31
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Assets
Cash and cash equivalents......................................  $   1,082,795  $     341,838
Lease income receivable........................................        259,050        310,455
Other receivables and deposits.................................         23,584         35,777
Accounts receivable--General Partner...........................          6,772             --
Computer equipment, at cost....................................     16,080,646     17,149,693
Accumulated depreciation.......................................     (6,527,143)    (4,524,429)
                                                                 -------------  -------------
                                                                     9,553,503     12,625,264

Organization costs and deferred expenses, net of accumulated
  amortization of $435,215 in 1996 and $278,108 in 1995........        447,499        597,374
                                                                 -------------  -------------
Total assets...................................................  $  11,373,203  $  13,910,708
                                                                 -------------  -------------
                                                                 -------------  -------------

Liabilities and partners' capital
Accounts payable...............................................  $      64,386  $      76,127
Accounts payable--General Partner..............................             --         83,874
Accounts payable--Commonwealth Capital Corp....................             --         22,222
Unearned lease income..........................................        228,817        242,353
Payables for computer equipment................................        529,124        537,251
Notes payable..................................................      3,502,523      3,305,310
                                                                 -------------  -------------
Total liabilities..............................................      4,324,850      4,267,137

Partners' capital:
  General partner..............................................          1,000          1,000
  Limited partners.............................................      7,047,357      9,642,571
                                                                 -------------  -------------
Total partners' capital........................................      7,048,357      9,643,571
                                                                 -------------  -------------
Total liabilities and partners' capital........................  $  11,373,203  $  13,910,708
                                                                 -------------  -------------
                                                                 -------------  -------------

    See accompanying notes.

                           Commonwealth Income & Growth Fund I


                                 STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31
                                                                          -----------------------------------------
                                                                              1996           1995          1994
                                                                          -------------  ------------  ------------
Income:
 Lease..................................................................  $   5,908,389  $  4,144,609  $  1,129,457
 Interest...............................................................         46,753       172,913        94,443
                                                                          -------------  ------------  ------------
                                                                              5,955,142     4,317,522     1,223,900

Expenses:
 Operating, excluding depreciation......................................         80,883        93,265        71,556
 Equipment management fee--General Partner..............................        295,420       207,230        56,473
 Interest...............................................................        311,247       212,365        48,184
 Depreciation...........................................................      5,555,331     3,636,163       888,266
 Amortization of organization costs and deferred expenses...............        340,200       213,734        64,374
 Loss on sale of computer equipment.....................................        691,808            --
                                                                          -------------  ------------  ------------
                                                                              7,274,889     4,362,757     1,128,853
                                                                          -------------  ------------  ------------
Net (loss) income......................................................   $  (1,319,747) $    (45,235) $     95,047
                                                                          -------------  ------------  ------------
                                                                          -------------  ------------  ------------
Net (loss) income per equivalent limited partnership unit..............   $       (2.11) $       (.10) $        .33
                                                                          -------------  ------------  ------------
                                                                          -------------  ------------  ------------
Weighted average number of equivalent limited partnership units
  outstanding during the year..........................................         631,358       594,446       273,639
                                                                          -------------  ------------  ------------
                                                                          -------------  ------------  ------------

    See accompanying notes.

                                Commonwealth Income & Growth Fund I

                                   STATEMENTS OF PARTNERS' CAPITAL

                                                   GENERAL     LIMITED
                                                   PARTNER     PARTNER      GENERAL      LIMITED
                                                    UNITS       UNITS       PARTNER      PARTNERS       TOTAL
                                                  ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1993...........          50            3  $     1,000  $       500   $      1,500
 Contributions..................................         --      413,716           --    8,271,511      8,271,511
 Offering costs.................................         --           --           --     (932,803)      (932,803)
 Net income.....................................         --           --        4,436       90,611         95,047
 Distributions..................................         --           --       (4,436)    (439,178)      (443,614)
                                                  ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1994...........          50      413,719        1,000     6,990,641     6,991,641
 Contributions..................................         --      217,639           --     4,352,171     4,352,171
 Offering costs.................................         --           --           --      (459,421)     (459,421)
 Net income (loss)..............................         --           --       11,956       (57,191)      (45,235)
 Distributions..................................         --           --      (11,956)   (1,183,629)   (1,195,585)
                                                  ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1995...........          50      631,358        1,000     9,642,571     9,643,571
 Net income (loss)..............................         --           --       12,755   (1,332,502)    (1,319,747)
 Distributions..................................         --           --      (12,755)  (1,262,712)    (1,275,467)
                                                  ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1996...........          50      631,358  $     1,000  $  7,047,357  $  7,048,357
                                                  ---------  -----------  -----------  ------------  ------------
                                                  ---------  -----------  -----------  ------------  ------------

    See accompanying notes.

                             Commonwealth Income & Growth Fund I
                                  STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                1996          1995         1994
                                                            -------------  -----------  -----------
Operating activities
Net (loss) income.........................................  $  (1,319,747) $   (45,235) $    95,047
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization.........................      5,895,531    3,849,897      952,640
    Loss on sale of computer equipment....................        691,808           --
    Other non-cash activities included in determination
      of net loss.........................................     (2,689,616)  (1,514,550)    (633,035)
    Changes in operating assets and liabilities:
      Lease income receivable.............................         51,405     (174,362)    (136,093)
      Other receivables and deposits......................         12,193       49,453      (85,230)
      Accounts receivable--General Partner................         (6,772)      74,139      (74,139)
      Accounts payable....................................        (11,741)      39,419       36,708
      Accounts payable--General Partner...................        (83,874)      57,005       26,869
      Unearned lease income...............................        (13,536)     112,152      130,201
      Organization cost paid to the General Partner.......             --      (36,734)    (102,606)
                                                             -------------  -----------  -----------
Net cash provided by operating activities.................      2,525,651    2,411,184      210,362

Investing activities
Capital expenditures......................................     (1,035,293)  (6,353,404)  (4,783,921)
Accounts payable--Commonwealth Capital Corp...............        (22,222)          --           --
Net proceeds from sale of computer equipment..............        748,241           --           --
Payment of computer equipment payable.....................         (9,624)          --           --
Equipment acquisition fees paid to the General Partner....       (156,616)    (403,549)    (282,368)
                                                            -------------  -----------  -----------
Net cash used in investing activities.....................       (475,514)  (6,756,953)  (5,066,289)

Financing activities
Limited partners' contributions...........................             --    4,352,171    8,271,511
Offering costs............................................             --     (391,829)    (787,264)
Offering costs paid to the General Partner................             --      (67,592)    (145,539)
Distributions to partners.................................     (1,275,467)  (1,195,585)    (443,614)
Debt placement fee paid to the General Partner............        (33,713)     (29,920)     (20,305)
                                                            -------------  -----------  -----------
Net cash (used in) provided by financing activities.......     (1,309,180)   2,667,245    6,874,789
Net increase (decrease) in cash and cash equivalents......        740,957   (1,678,524)   2,018,862
Cash and cash equivalents at beginning of year............        341,838    2,020,362        1,500
                                                            -------------  -----------  -----------
Cash and cash equivalents at end of year..................  $   1,082,795  $   341,838  $ 2,020,362
                                                            -------------  -----------  -----------
                                                            -------------  -----------  -----------

    See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND I

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. BUSINESS

    Commonwealth Income & Growth Fund I (the "Partnership") is a limited partnership. The Partnership was declared effective by the Securities and Exchange Commission on December 17, 1993, and began offering up to 750,000 units of the limited partnership at the purchase price of $20 per unit. The offering terminated on May 11, 1995 after it sold 631,358 units at a price of $20 per unit. The Partnership was organized in the Commonwealth of Pennsylvania to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2004.

    Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund I, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. Annual cash distributions to limited partners have been made at a rate of 10% (Preferred Distribution) of their original contributed capital. For a limited partner's unit outstanding for all of 1996, distributions during 1996 reflect a return of capital in the amount of approximately $2.00 per limited partnership unit. For a limited partner's unit outstanding for all of 1995, distributions during 1995 reflected a return of capital in the amount of approximately $2.00 per limited partnership unit. For a limited partner's unit outstanding from the offering's first close on March 14, 1994, distributions during 1994 reflected a return of capital in the amount of approximately $1.38 per limited partnership unit. (For a limited partner's unit acquired during either 1995 or 1994 the return of capital would be less than these amounts.) In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

                      COMMONWEALTH INCOME & GROWTH FUND I

2. ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Through December 31, 1996, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

LONG-LIVED ASSETS

    In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

    During 1996, the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $904,000 in the fourth quarter to record the assets at their estimated fair value at December 31, 1996. Such amounts have been included in depreciation expense in the accompanying financial statements.

    Additionally in 1995, the Partnership identified specific computer equipment whose lives were reduced from the established useful lives, to reflect the impact of technological changes. These changes in estimate reduced net income by approximately $299,000 in 1995. Such amounts have been included in depreciation expense in the accompanying financial statements.

                      COMMONWEALTH INCOME & GROWTH FUND I

2. ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS (continued)

    Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other assets, consisting of organization costs and other deferred expenses, are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, cash equivalents were invested in a money market fund investing directly in Treasury obligations.


USE OF ESTIMATES (CONTINUED)

INCOME TAXES

    The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

    Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization and lease income.

OFFERING COSTS

    Offering costs are payments for selling commissions of 7% and dealer manager fees of 2% of the partners' contributed capital, professional fees and other offering expenses relating to the syndication. These costs are deducted from partnership capital in the accompanying financial statements.

NET (LOSS) INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT

    The net (loss) income per equivalent limited partnership unit is computed based upon net (loss) income allocated to the limited partners and the weighted average number of equivalent units outstanding during the year.

                      COMMONWEALTH INCOME & GROWTH FUND I

3. COMPUTER EQUIPMENT

    The Partnership is the lessor of equipment under operating leases with periods ranging from 18 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

    The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1996:

     1997                      $3,570,000

     1998                       2,096,000

     1999                         577,000
                               ---------------
                               $6,243,000
                               ---------------
                               ---------------

    Lease income from two lessees, each exceeding 10% of total lease income, aggregated 35% of lease income for the year ended December 31, 1996. Lease income from three lessees, ranging from 12% to 16% of total lease income, aggregated 40% of lease income for the year ended December 31, 1995. Lease income from four lessees, ranging from 11% to 34% of total lease income, aggregated 70% of lease income for the year ended December 31, 1994.



4. RELATED PARTY TRANSACTIONS

ORGANIZATIONAL FEE

    The General Partner was entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1995 and 1994 such organizational fees of approximately $104,000 and $248,000, respectively, were paid to the General Partner.

                      COMMONWEALTH INCOME & GROWTH FUND I

REIMBURSEMENT OF EXPENSES

    The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. The Partnership paid $7,000 to the General Partner for reimbursement of expenses in 1995.

EQUIPMENT ACQUISITION FEE

    The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. During 1996, 1995 and 1994, equipment acquisition fees of approximately $157,000, $404,000 and $282,000, respectively, were paid to the General Partner.

DEBT PLACEMENT FEE

    As compensation for arranging Term Debt to finance the acquisition of Equipment by the Partnership,the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1996, 1995 and 1994, debt placement fees of approximately $33,000, $30,000 and $20,000, respectively, were paid to the General Partner.

EQUIPMENT MANAGEMENT FEE

    The General Partner affiliate is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) 5% of the Gross Lease Revenues attributable to

                      COMMONWEALTH INCOME & GROWTH FUND I

4. RELATED PARTY TRANSACTIONS (continued)

EQUIPMENT MANAGEMENT FEE (continued)

Equipment which is subject to Operating Leases. During 1996, 1995 and 1994, equipment management fees of approximately $295,000, $207,000 and $56,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

RE-LEASE FEE

    As compensation for providing re-leasing services for any Equipment for which the General Partner has, following the expiration of, or default under,the most recent lease or Conditional Sales Contract, arranged a subsequent lease or Conditional Sales Contract for the use of such Equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of Gross Lease Revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1996, 1995 or 1994.

EQUIPMENT LIQUIDATION FEE

    With respect to each item of Equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of (i) 50% of the Competitive Equipment Sale Commission or (ii) three percent of the sales price for such Equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their Capital Contributions and a 10% per annum cumulative return, compounded daily, on Adjusted Capital Contributions ("Priority Return") and (ii) the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 1996, equipment liquidation fees of approximately $23,000 were paid to the General Partner. There were no such fees paid to the General Partner in 1995 or 1994.

                      COMMONWEALTH INCOME & GROWTH FUND I

5. NOTES PAYABLE

NOTES PAYABLE CONSISTED OF THE FOLLOWING:

                                                                        1996          1995
                                                                    ------------  ------------

Installment note payable to a bank; interest at 8.6%; due in monthly installments of $10,072 including interest through
  September 1997..................................................  $     87,483  $    195,716

Installment note payable to a bank; interest at 8.6%; due in monthly installments of $6,204 including interest through
  November 1997...................................................        71,084       136,313

Installment note payable to a bank; interest at 8.5%; due in monthly installments of $8,315 including interest through
  December 1997...................................................        95,334       182,925

Installment note payable to a bank; interest at 8.8%; due in monthly installments of $4,949 including interest through
  December 1997...................................................        56,664       108,596

Installment note payable to a bank; interest at 6.3%; due in monthly installments of $5,254 including interest through
  December 1997...................................................        60,946         --

Installment note payable to a bank; interest at 8.8%; due in monthly installments of $5,607 including interest through August
  1998............................................................       103,986       159,499

Installment note payable to a bank; interest at 8.6%; due in monthly installments of $16,639 including interest through
  September 1998..................................................       323,228         --

Installment note payable to a bank; interest at 7.8%; due in monthly installments of $10,166 including interest through
  November 1998...................................................       217,161         --

Installment note payable to a bank; interest at 7.5%; due in monthly installments of $4,115 including interest through
  December 1998...................................................        92,629         --

Installment note payable to a bank; interest at 6.5%; due in monthly installments of $15,983 including interest through
  February 1999...................................................       386,648         --

Installment note payable to a bank; interest at 8.5%; due in monthly installments of $29,191 including interest through March
  1999............................................................       715,078       991,688

                      COMMONWEALTH INCOME & GROWTH FUND I

5. NOTES PAYABLE (continued)

NOTES PAYABLE CONSISTED OF THE FOLLOWING: (CONTINUED)

                                                                        1996          1995
                                                                    ------------  ------------
Installment note payable to a bank; interest at 7.9%; due in monthly installments of $7,683 including interest through June
  1999............................................................    $  208,614    $    --

Installment note payable to a bank; interest at 7.5%; due in monthly installments of $15,501 including interest through June
  1999............................................................       435,618         --

Installment note payable to a bank; interest at 7.2%; due in monthly installments of $10,711 including interest through July
  1999............................................................       302,166         --

Installment note payable to a bank; interest at 6.7%; due in monthly installments of $11,501 including interest through
  September 1999..................................................       345,884         --

Installment note payable to a bank; interest at 10.0%; due in monthly installments of $31,925 including interest through
  September 1997 --...............................................          --         665,682

Installment note payable to a bank; interest at 6.2%; due in monthly installments of $4,115 including interest through
  December 1998 --................................................          --         135,412

Installment note payable to a bank; interest at 7.5%; due in monthly installments of $26,087 including interest through
  September 1996 --...............................................          --         227,611

Installment note payable to a bank interest at 5.8%; due in
  monthly installments of $24,860 including interest through
  September 1996 --...............................................          --         218,473
Installment note payable to a bank; interest at 5.8%; due in monthly installments of $12,581 including interest through
  September 1996 --...............................................          --         110,563
Installment note payable to a bank; interest at 6.0%; due in monthly installments of $14,875 including interest through
  December 1996 --................................................          --         172,832
                                                                    ------------  ------------

                                                                    $  3,502,523  $  3,305,310
                                                                    ------------  ------------
                                                                    ------------  ------------

                      COMMONWEALTH INCOME & GROWTH FUND I

5. NOTES PAYABLE (Continued)

    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1996 are as follows:

                   1997                $ 1,704,068
                   1998                  1,355,591
                   1999                    442,864
                                       -----------
                                       $ 3,502,523
                                       -----------
                                       -----------

6. SUPPLEMENTAL CASH FLOW INFORMATION

    Other noncash activities included in the determination of net loss are as follows:

                                                                                1996          1995         1994
                                                                            ------------  ------------  ----------

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank.................  $  2,674,867  $  1,464,632  $  381,123

Lease income paid to original lessor in lieu of cash payment for computer
  equipment acquired......................................................        14,749        49,918     251,912

                                                                            ------------  ------------  ----------
Total adjustment to net loss from other noncash activities................  $  2,689,616  $  1,514,550  $  633,035
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------


    No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

    Noncash investing and financing activities include the following:

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------

Debt assumed in connection with purchase of computer equipment..........  $  2,344,453  $  3,127,691  $  2,023,374
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Accounts payable in connection with the purchase of computer
  equipment.............................................................  $    529,124  $    559,473  $         --
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Computer equipment payable converted to a note payable..................  $    527,627  $         --  $         --
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                      COMMONWEALTH INCOME & GROWTH FUND I

7. RECONCILIATION OF NET (LOSS) INCOME REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) INCOME

                                                                                 1996          1995        1994
                                                                             -------------  ----------  ----------

Net (loss) income for financial reporting purposes.........................  $  (1,319,747) $  (45,235) $   95,047
  Adjustments:
    Loss on sale of computer equipment.....................................     (1,177,731)
    Depreciation...........................................................        469,401     203,759     187,390
    Amortization...........................................................        287,516     171,728      46,415
    Unearned lease income..................................................         14,055      (3,321)     35,013
                                                                             -------------  ----------  ----------
Taxable (loss) income......................................................  $  (1,726,506) $  326,931  $  363,865
                                                                             -------------  ----------  ----------
                                                                             -------------  ----------  ----------

                               Commonwealth Income &
                                  Growth Fund, Inc.

                                   BALANCE SHEET

                              As of February 29, 1996

                                      CONTENTS

Report of Independent Auditors..........................................................          34

Audited Balance Sheet...................................................................

Balance Sheet...........................................................................          35

Notes to Balance Sheet..................................................................          36


                             REPORT OF INDEPENDENT AUDITORS

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.), as of February 29, 1996. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 29, 1996, in conformity with generally accepted accounting principles.


                                                ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 28, 1996

                    COMMONWEALTH INCOME & GROWTH FUND, INC.
      (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                 BALANCE SHEET

                               February 29, 1996


Assets
Cash.............................................................  $     500
Receivables from Income Funds....................................    127,798
Investment in Partnerships.......................................      2,000
                                                                   ---------
                                                                   $ 130,298
                                                                   ---------
                                                                   ---------
Liabilities
Accounts payable to Commonwealth Capital Corp....................  $ 129,198

Stockholder's equity
Common stock at $1 stated value:
  Authorized shares--1,000
  Issued and outstanding shares--100.............................      1,000
Additional paid-in capital.......................................  1,000,100
                                                                   ---------
                                                                   1,001,100
Less:note receivable............................................. (1,000,000)
                                                                   ---------
                                                                       1,100
                                                                   ---------
                                                                   $ 130,298
                                                                   ---------
                                                                   ---------

    See accompanying notes.

                    COMMONWEALTH INCOME & GROWTH FUND, INC.
      (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                 NOTES TO BALANCE SHEET

                                    February 29, 1996

1. THE COMPANY

    Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership and the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership (the "Partnerships").

    CCC has provided additional capital by means of a noninterest-bearing demand note in the amount of $1,000,000, so that the Company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,000. In computing the Company's net worth for this purpose, its interest in the Partnerships and any amounts and notes receivable from and payable to the Partnerships will be excluded. The Company's equity has been reduced by the note receivable from CCC resulting in net equity of $1,100, which may be different for tax purposes. The Company's operations will be included in the consolidated federal income tax return of CCC.

2. INVESTMENT IN PARTNERSHIPS

    The Company contributed $2,000 in cash to the Partnerships for its general partner interest. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. RELATED PARTY TRANSACTIONS

    The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates," and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund II of the Partnerships for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                          Commonwealth Capital Corp.

                          Consolidated Balance Sheet

                          As of February 29, 1996


                                  Contents

Report of Independent Auditors............................................  37

Audited Consolidated Balance Sheet

Consolidated Balance Sheet................................................  38

Notes to Consolidated Balance Sheet.......................................  39

                        REPORT OF INDEPENDENT AUDITORS

The Stockholder
Commonwealth Capital Corp.



We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 29, 1996. This balance sheet is the responsibility of the Company s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 29, 1996, in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 28, 1996

                    Commonwealth Capital Corp.

                    Consolidated Balance Sheet

                        February 29, 1996

Assets
Cash and cash equivalents......................................  $   283,806
Receivables from Income Funds..................................      458,781
Advances to income funds.......................................      223,012
Other receivables..............................................       44,243
Income taxes receivable........................................       41,300
Minimum lease payments receivable, net of
  unearned interest income of $4,998,828.......................    9,775,605
Deferred tax asset.............................................      132,000
Investment in Income Funds.....................................       17,200
Other assets...................................................       12,084
Office furniture and equipment, net of
  accumulated depreciation of $66,986..........................       40,471
                                                                 -----------
Total assets...................................................  $11,028,502
                                                                 -----------
                                                                 -----------
Liabilities and stockholder's equity
Accounts payable and accrued expenses..........................  $   245,752
Nonrecourse obligations........................................    9,775,605
                                                                 -----------
Total liabilities..............................................   10,021,357

Stockholder s equity:
  Common stock, $1 par value:
    Authorized shares--1,000
    Issued and outstanding shares--10..........................           10
  Retained earnings............................................    1,007,135
                                                                 -----------
Total stockholder's equity.....................................    1,007,145
                                                                 -----------
Total liabilities and stockholder s equity.....................  $11,028,502
                                                                 -----------
                                                                 -----------

------------------------

See accompanying notes.

                        Commonwealth Capital Corp.

                   NOTES TO CONSOLIDATED BALANCE SHEET

                            February 29, 1996

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees in limited partnerships/trusts (the Income Funds ), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 29, 1996, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc. and Commonwealth Capital Private Fund V, Inc. (collectively the General Partner Subsidiaries ), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

2. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated balance sheet includes the accounts of the Company, its wholly-owned subsidiary, CDI, and its wholly-owned subsidiaries (Note 1). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated balance sheet. The balance sheet is presented on an unclassified basis in accordance with leasing industry practice.

USE OF ESTIMATES

The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

                            Commonwealth Capital Corp.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At February 29, 1996, cash equivalents were invested in a money market fund investing directly in treasury obligations.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment is carried at cost and is depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

INVESTMENT IN INCOME FUNDS

The Company accounts for these investments by the equity method.
Distributions were received from these Income Funds and approximated the Company's equity in the income of the Income Funds. Results of the Income Funds as of December 31, 1995 are as follows:

                                                               1995
                                                       --------------------

            Total assets............................... $42,067,000
            Nonrecourse debt...........................  13,561,000
            Other liabilities..........................   3,860,000
            Partners' capital..........................  24,646,000

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, has issued noninterest-bearing demand notes of approximately $4,016,000 at February 29, 1996. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

                               Commonwealth Capital Corp.

The compensation to the Company from the Income Funds includes: 1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); 2) Debt Placement Fees (1% of financed equipment by the Income Funds; 3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and 4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds). The Company earned approximately $1,777,000 in fees for managing the Income Funds during the year ended February 29, 1996.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF s rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Amounts outstanding at February 29, 1996 under the leases and certificates of participation are approximately $9,615,000, of which $8,170,000 is secured by mortgage insurance policies maintained by the lessee. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. The certificates mature from 1996 to 2011.

    The Company entered into a lease transaction whereby the underlying asset was funded by a note payable to a bank. The Company assigned its rights as lessor to the bank. The note is a nonrecourse obligation to the Company and is personally guaranteed by the lessee owners. The lease and note payable approximated $160,605 at February 29, 1996, and matures in 1997. In June 1994, the lessee filed for protection from creditors under Chapter 11, and as a result, they did not make any payments during the year ended February 29, 1996. As this note is a nonrecourse obligation of the Company, and the Company has been notified by the bank that collection of the note is expected, the asset and related nonrecourse obligation are reflected in the accompanying consolidated balance sheet.

                               Commonwealth Capital Corp.

3. LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments to be received, excluding interest, as of February 29, 1996 are as follows:

           1997                           $  730,605
           1998                              605,000
           1999                              655,000
           2000                              685,000
           2001                              730,000
           Thereafter                      6,370,000
                                           ---------
           Total                          $9,775,605
                                           ---------
                                           ---------

The Company leases office space under a noncancelable operating lease expiring in September 1998. On December 4, 1995, the Company leased additional space under a noncancelable operating lease expiring in February 1999. The leases currently require monthly payments of $13,733 which increases annually for the remainder of the leases. Future minimum lease payments under noncancelable operating leases at February 29, 1996 are $171,000 in 1997; $176,000 in 1998; and $138,000 in 1999.

4. PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company s policy to fund profit-sharing costs as accrued.

5. INCOME TAXES

The Company files a consolidated federal income tax return with CDI and its subsidiaries. The Company has investment tax credits of $266,000 at February 29, 1996. The investment tax credits expire in 1998 through 2001 and are available to reduce future federal income tax liabilities. The Company also has state net operating loss carryforwards of approximately $490,000, which expire during 1996 through 1998.

                            Commonwealth Capital Corp.

The Company has a federal deferred tax asset arising primarily from the carryforward of investment tax credits of $298,000 at February 29, 1996. During 1996, the Company recorded a valuation allowance of approximately $166,000 because the Company concluded the future realization of some of the tax benefits underlying the asset could not be reasonably assured based on current operating results. The Company believes that the remaining asset of $132,000 is more likely than not to be realized. At February 29, 1996, the Company has a state deferred tax asset of $49,000; however, the future realization of the tax benefits underlying the state deferred tax asset could not be reasonably assured and, accordingly, a valuation allowance was recorded in the amount of $49,000.

6. LINE OF CREDIT

At February 29, 1996 the Company has an unused line of credit agreement with a bank expiring on June 30, 1996. The line of credit agreement, which is callable on demand, provides for the payment of interest at the prime rate (8.25% at February 29, 1996), plus .75%. Borrowings on the line are limited to the lesser of $500,000 or 80% of eligible accounts receivable as defined in the agreement. The Company had $216,000 available under the line of credit at February 29, 1996.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

    The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, Pennsylvania 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

    The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE
-------------------------  ---------------------------------------------------

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and Com Cap Corp.

David A. Kintzer           Vice President, Chief Financial Officer and Secretary
                           of the General Partner and Com Cap Corp.

Kathleen S. Enscoe         Controller of the General Partner and Com Cap Corp.

Gregory M. Lorenz          Vice President of Com Cap Corp.

    George S. Springsteen, age 62, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp.
with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

    David A. Kintzer, CPA, age 37, is Vice President, Chief Financial Officer, and Secretary of both Com Cap Corp. and the General Partner and has been employed at Com Cap Corp. since 1991. Mr. Kintzer also serves as Vice President, Chief Financial Officer, and Secretary of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. From 1984 to 1990, Mr. Kintzer was employed by Continental Computer Leasing Corporation, a computer leasing company with an equipment lease portfolio of $40,000,000 and annual revenue of $20,000,000. While at Continental, Mr. Kintzer served as Controller and Chief Financial Officer and managed its accounting, financial, EDP, banking relationships and personnel functions. Prior to 1984, Mr. Kintzer was employed by the international public accounting firm of Ernst & Young LLP. Mr. Kintzer is a member of both the American Institute of Certified Public Accountants and The Pennsylvania Institute of Certified Public Accountants. Mr. Kintzer received an A.B. degree in accounting from Franklin & Marshall College in 1981.

    Kathleen S. Enscoe, age 31, is Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a Bachelor of Science Business Administration degree in 1988 from Geneva College with dual majors in accounting and business administration.

    Gregory M. Lorenz, age 34, is Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since April of 1994. From 1985 to 1993, Mr. Lorenz was employed by Daley Marketing Corp. where he served as Vice President of Marketing and Director of Sales and Marketing. Mr. Lorenz is a member of the Equipment Leasing Association and received an Associates of Arts degree from Orange Coast College in 1984.

    The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

ITEM 11: EXECUTIVE COMPENSATION

    The following table summarizes the types, amounts and recipients of compensation paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                               AMOUNT      AMOUNT      AMOUNT
                   ENTITY                                                                     INCURRED    INCURRED    INCURRED
                 RECEIVING                                                                     DURING      DURING      DURING
                COMPENSATION                              TYPE OF COMPENSATION                  1996        1995        1994
--------------------------------------------  --------------------------------------------    ----------  ----------  ---------

                                              OFFERING AND ORGANIZATION STAGE

The General Partner                           Organizational Fee. An Organization Fee           $0          $104,000   $248,000
                                              equal to three percent of the first
                                              $10,000,000 of Limited Partners' Capital
                                              Contributions and two percent of the Limited
                                              Partners' Capital Contribution in excess of
                                              $10,000,000, as compensation for the
                                              organization of the Partnership. The General
                                              Partner paid all Organizational and Offering
                                              Expenses which include legal, accounting and
                                              printing expenses; various registration and
                                              filing fees; miscellaneous expenses related
                                              to the organization and formation of the
                                              Partnership; other costs of registration;
                                              and costs incurred in connection with the
                                              preparation, printing and distribution of
                                              this Report and other sales literature,
                                              other than underwriter's commissions and a
                                              non-accountable expense allowance payable to
                                              the Dealer Manager.

                                              OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates        Reimbursement of Expenses. The General            $0          $7,000     $0
                                              Partner and its Affiliates are entitled to
                                              reimbursement by the Partnership for the
                                              cost of goods, supplies or services obtained
                                              and used by the General Partner in
                                              connection with the administration and
                                              operation of the Partnership from third
                                              parties unaffiliated with the General
                                              Partner.

The General Partner                           Equipment Acquisition Fee. An Equipment           $  157,000  $  404,000 $282,000
                                              Acquisition Fee of four percent of the
                                              Purchase Price of each item of Equipment
                                              purchased as compensation for the
                                              negotiation of the acquisition of the
                                              Equipment and the lease thereof or sale
                                              under a Conditional Sales Contract. The fee
                                              was paid upon closing of the Offering with
                                              respect to the Equipment purchased by the
                                              Partnership with the net proceeds of the
                                              Offering available for investment in
                                              Equipment. When the Partnership acquired
                                              Equipment in an amount exceeding the net
                                              proceeds of the Offering available for
                                              investment in Equipment, the fee was paid
                                              when such Equipment was acquired.

The General Partner                           Debt Placement Fee. As compensation for           $33,000     $30,000    $20,000
                                              arranging Term Debt to finance the
                                              acquisition of Equipment by the Partnership,
                                              a fee equal to one percent of such
                                              indebtedness; provided, however,



                                              that such fee is reduced to the extent
                                              the Partnership incurred such fees to
                                              third parties, unaffiliated with the
                                              General Partner or the lender, with respect
                                              to such indebtedness and no such fee was
                                              paid with respect to borrowings from the
                                              General Partner or its Affiliates.

The General Partner                           Equipment Management Fee. A monthly fee           $295,000    $207,000   $56,000
                                              equal to the lesser of (i) the fees which
                                              would be charged by an independent third
                                              party for similar services for similar
                                              equipment or (ii) the sum of (a) two percent
                                              of (1) the Gross Lease Revenues attributable
                                              to Equipment which is subject to Full Payout
                                              Net Leases which contain net lease
                                              provisions plus (2) the purchase price paid
                                              on Conditional Sales Contracts as received
                                              by the Partnership and (b) five percent of
                                              the Gross Lease Revenues attributable to
                                              Equipment which is subject to Operating
                                              Leases.

The General Partner                           Re-Lease Fee. As compensation for providing       $0          $0         $0
                                              re-leasing services for any Equipment for
                                              which the General Partner has, following the
                                              expiration of, or default under, the most
                                              recent lease or Conditional Sales Contract,
                                              arranged a subsequent lease or Conditional
                                              Sales Contract for the use of such Equipment
                                              to a lessee or other party, other than the
                                              current or most recent lessee or other
                                              operator of such equipment or its Affiliates
                                              ("Re-lease"), the General Partner will
                                              receive, on a monthly basis, a Re-lease Fee
                                              equal to the lesser of (a) the fees which
                                              would be charged by an independent third
                                              party for comparable services for comparable
                                              equipment or (b) two percent of Gross Lease
                                              Revenues derived from such Re-lease.


The General Partner                           Equipment Liquidation Fee. With respect to        $23,000     $0         $0
                                              each item of Equipment sold by the General
                                              Partner (other than in connection with a
                                              Conditional Sales Contract), a fee equal to
                                              the lesser of (i) 50% of the Competitive
                                              Equipment Sale Commission or (ii) three
                                              percent of the sales price of such
                                              Equipment. The payment of such fee is
                                              subordinated to the receipt by the Limited
                                              Partners of (i) a return of their Capital
                                              Contributions and a 10% per annum cumulative
                                              return, compounded daily, on Adjusted
                                              Capital Contributions ("Priority Return")
                                              and (ii) the Net Disposition Proceeds from
                                              such sale in accordance with the Partnership
                                              Agreement. Such fee is reduced to the extent
                                              any liquidation or resale fees are paid to
                                              unaffiliated parties.



                                              INTEREST IN THE PARTNERSHIP

The General Partner                           Partnership Interest. The General Partner       $12,755     $11,956    $4,436
                                              has a present and continuing one percent
                                              interest of $1,000 in the Partnership's
                                              items of income, gain, loss, deduction,
                                              credit, and tax preference. In addition, the
                                              General Partner receives one percent of Cash
                                              Available for Distribution until the
                                              Limited Partners have received distributions
                                              of Cash Available for Distribution equal to
                                              their Capital Contributions plus the 10%
                                              Priority Return and thereafter, the General
                                              Partner will receive 10% of Cash Available
                                              for Distribution.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

    Competition with General Partner and Affiliates; Competition for Management's Time

    The General Partner and its Affiliate sponsor other investor programs which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs which may be competitive with the Partnership.

    If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into leases with the same lessee or to sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

    Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and its Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.
                                       49

ACQUISITIONS

    Com Cap Corp. and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired,
(ii)the acquisition is in the best interest of the Partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to Com Cap Corp., the General Partner or such other Affiliate as disclosed in this Report. Com Cap Corp., the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. Com Cap Corp., the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of Com Cap Corp.

    In certain instances, the Partnership finds it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner or its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans for the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such Affiliates receive no greater interest rate and financing charges from the Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

    If the General Partner or any of its Affiliates purchases Equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership. Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the "prime rate" from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership/ownership transfer.

    The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliate, and (iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interests of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriate diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

    As of December 31, 1995, the Partnership was indebted to Com Cap Corp. for approximately $22,000 in connection with the Partnership's acquisition of Equipment. The entire debt was satisfied in January 1996.

    As of December 31, 1994, an Affiliated entity of the Partnership was indebted to the Partnership for approximately $74,000 in connection with the Partnership's funding of an acquisition. The entire debt was satisfied in January 1995.

                                   GLOSSARY

    The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

    "Acquisition Expenses" means expenses relating to the prospective selection and acquisition of or investment in Equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

    "Acquisition Fees" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

    "Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to the Partnership Agreement, to the extent such distributions exceed any unpaid Priority Return as of the date such distributions were made.

    "Affiliate" means, when used with reference to a specified Person, (i) any Person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person of which the specified Person is an executive officer or partner or with respect to which the specified Person serves in a similar capacity,
(iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

    "Capital Account" means the bookkeeping account maintained by the Partnership for each Partner.

    "Capital Contributions" means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each Unit, or where the context requires, the total Capital Contributions of all the Partners.

    "Cash Available for Distribution" means Cash Flow plus Net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

    "Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or other revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

    "Closing Date" means May 11, 1995.

    "Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes.

    "Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment which is reasonable, customary, and competitive in light of the size, type, and
location\of the Equipment.     "Conditional Sales Contract" means an
agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

    "Effective Date" means December 17, 1993, the date on which the Partnership's Registration Statement on Form S-1 was declared effective by the United States Securities and Exchange Commission.

    "Equipment" means each item of and all of the computer peripheral and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

    "Full Payout Net Lease" means an initial Net Lease of the Equipment underwhich the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancellable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

    "General Partner" means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

    "Gross Lease Revenues" means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

    "Initial Closing" means March 14, 1994, the date after the Minimum Subscription Amount was received on which funds to acquire Units were released from the Escrow Account and distributed to the Partnership for the acqusition of Units by Limited Partners.

    "IRS" means the Internal Revenue Service.

    "Limited Partner" means a Person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

    "Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 50% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

    "Minimum Subscription Amount" means an aggregate of $2,500,000 in Subscriptions.

    "Net Disposition Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

    "Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

    "Net Profits" or "Net Losses" shall be computed in accordance with
Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a)(1) of the Code) for each taxable year of the Partnership or shorter period prior or subsequent to an interim closing of the Partnership's books with the following adjustments:
(i) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b)(2)(iv)(g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

    "Offering" means the initial public offering of Units in the Partnership.

    "Offering Period" means the period commencing the Effective Date and ending the last day of the calendar month in which the Closing Date occurs.

    "Operating Distributions" means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

    "Operating Lease" means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

    "Organizational and Offering Expenses" means the expenses incurred in connection with the organization of the Partnership and in preparation of the Offering, including Underwriting Commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the Units.

    "Partner(s)" means any one or more of the General Partner and the Limited Partners.

    "Partnership" means Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership.

    "Partnership Agreement" means that Limited Partnership Agreement of Commonwealth Income & Growth Fund I by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

    "Person" means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

    "Priority Return" means an amount equal to a return at a rate of 10% perannum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

    "Proceeds" means proceeds from the sale of the Units.

    "Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

    "Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid or on behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

    "Retained Proceeds" means Cash Available for Distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in Equipment.

    "Term Debt" means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

    "Unit" means a Limited Partnership interest in the Partnership

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.

         Commonwealth Income & Growth Fund I
           Report of Independent Auditors
           Balance Sheets as of December 31, 1996 and 1995
           Statements of Operations for each of the three years ended
            December 31, 1996
           Statements of Partners' Capital for each of the three years ended
            December 31, 1996
           Statements of Cash Flows for each of the three years ended
            December 31, 1996
           Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.
           Report of Independent Auditors
           Balance Sheet as of February 29, 1996
           Notes to Balance Sheet

         Commonwealth Capital Corp.
           Report of Independent Auditors
           Consolidated Balance Sheet as of February 29, 1996
           Notes to Consolidated Balance Sheet

 (a)(2)  Schedules.

         NOT APPLICABLE

 (a)(3)  Exhibits.

         * 3.1 Certificate of Limited Partnership
         **3.2  Agreement of Limited Partnership
               ----------------

         *     Incorporated by reference from the Partnership's
                  Registration Statement on Form S-1 (Registration No. 33-69996)
        **     Incorporated by reference for the Partnership's Annual Report on
                  Form 10-K for the year ended December 31, 1994.

  (b)   Reports on Form 8-K.

        NOT APPLICABLE

  (c)   Exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 20, 1997 by the undersigned thereunto duly authorized.

                                            COMMONWEALTH INCOME & GROWTH FUND I
                                              By: COMMONWEALTH INCOME & GROWTH
                                                  FUND, INC., General Partner



                                           By: /s/ George S. Springsteen
                                               --------------------------------
                                               George S. Springsteen, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.

          SIGNATURE                                CAPACITY
------------------------------            ---------------------------


  /s/ GEORGE S. SPRINGSTEEN         Chairman, President and Sole  Director of
------------------------------      Commonwealth Income & Growth Fund, Inc.
    George S. Springsteen


     /s/ DAVID A. KINTZER           Vice President, Chief  Financial Officer and
------------------------------      Secretary of Commonwealth Income & Growth
       David A. Kintzer             Fund, Inc.


    /s/ KATHLEEN S. ENSCOE          Controller of Commonwealth
------------------------------      Income & Growth Fund,
      Kathleen S. Enscoe            Inc.