Form 10-Q
period 1997-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1997-05-14
CIK 913141

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                   or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                      Commission File Number: 33-69996

                     COMMONWEALTH INCOME & GROWTH FUND I
            (Exact name of registrant as specified in its charter)

          Pennsylvania                              23-2735641
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


                           1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
           (Address, including zip code, of principal executive offices)

                                (610) 647-6800
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES /X/       NO / /

Part I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                             Commonwealth Income & Growth Fund I

                                      BALANCE SHEETS

                                                                                  (AUDITED)
                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  -------------
Assets
Cash and cash equivalents......................................  $     722,287  $   1,082,795
Lease income receivable........................................        216,854        259,050
Other receivables and deposits.................................         16,710         23,584
Accounts receivable--General Partner...........................                         6,772

Computer equipment, at cost....................................     18,399,478     16,080,646
Accumulated depreciation.......................................     (7,708,801)    (6,527,143)
                                                                 -------------  -------------
                                                                    10,690,677      9,553,503
Organization costs and deferred expenses, net of accumulated
  amortization of $477,935 in 1997 and $435,215 in 1996........        475,707        447,499
                                                                 -------------  -------------
Total assets...................................................  $  12,122,235  $  11,373,203
                                                                 -------------  -------------
                                                                 -------------  -------------
Liabilities and partners' capital
Accounts payable...............................................  $      28,810  $      64,382
Accounts payable--General Partner..............................         52,110              0
Unearned lease income..........................................        157,952        228,817
Payable for computer equipment.................................        436,370        529,124
Notes payable..................................................      4,684,664      3,502,523
                                                                 -------------  -------------
Total liabilities..............................................      5,359,906      4,324,846

Partners' capital:
General partner................................................          1,000          1,000
Limited partners...............................................      6,761,329      7,047,357
                                                                 -------------  -------------
Total partners' capital........................................      6,762,329      7,048,357
                                                                 -------------  -------------
Total liabilities and partners' capital........................  $  12,122,235  $  11,373,203
                                                                 -------------  -------------
                                                                 -------------  -------------

    See accompanying notes.

                             Commonwealth Income & Growth Fund I

                                       Income Statements

                       For the three months ended March 31, 1997 and 1996

                                                                        1997          1996
                                                                    ------------  ------------
Income:
  Lease...........................................................  $  1,426,868  $  1,420,976
  Interest and other..............................................        10,690         8,785
  Gain on sale of computer equipment..............................         4,148       --
                                                                    ------------  ------------
                                                                       1,441,706     1,429,761
Expenses:
  Operating, excluding depreciation...............................        10,729        14,683
  Equipment management fee--General Partner.......................        71,343        71,049
  Interest........................................................        76,054        64,681
  Depreciation....................................................     1,169,072     1,161,365
  Amortization of organization costs and deferred expenses........        81,668        71,972
                                                                    ------------  ------------
                                                                       1,408,866     1,383,750
                                                                    ------------  ------------
Net income........................................................  $     32,840  $     46,011
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income per equivalent limited partnership unit................  $       0.05  $       0.07
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of equivalent limited partnership units
  outstanding during the period...................................       631,358       631,358
                                                                    ------------  ------------
                                                                    ------------  ------------

    See accompanying notes.

                            Commonwealth Income & Growth Fund I

                              Statement of Partners' Capital

                                                                               GENERAL     LIMITED
                                                                               PARTNER    PARTNERS'      TOTAL
                                                                              ---------  -----------  -----------
Partners' capital--December 31, 1993........................................  $   1,000  $       500  $     1,500
  Contributions.............................................................     --        8,271,511    8,271,511
  Offering costs............................................................     --         (932,803)    (932,803)
  Net income................................................................      4,436       90,611       95,047
  Distributions.............................................................     (4,436)    (439,178)    (443,614)
                                                                              ---------  -----------  -----------
Partners' capital--December 31, 1994........................................      1,000    6,990,641    6,991,641
  Contributions.............................................................     --        4,352,171    4,352,171
  Offering costs............................................................     --         (459,421)    (459,421)
  Net income (loss).........................................................     11,956      (57,191)     (45,235)
  Distributions.............................................................    (11,956)  (1,183,629)  (1,195,585)
                                                                              ---------  -----------  -----------
Partners' capital--December 31, 1995........................................      1,000    9,642,571    9,643,571
  Net income (loss).........................................................     12,755   (1,332,502)  (1,319,747)
  Distributions.............................................................    (12,755)  (1,262,712)  (1,275,467)
                                                                              ---------  -----------  -----------
Partners' capital--December 31, 1996........................................      1,000    7,047,357    7,048,357
  Net income................................................................      3,189       29,651       32,840
  Distributions.............................................................     (3,189)    (315,679)    (318,868)
                                                                              ---------  -----------  -----------
Partners' capital--March 31, 1997...........................................  $   1,000  $ 6,761,329  $ 6,762,329
                                                                              ---------  -----------  -----------
                                                                              ---------  -----------  -----------

    See accompanying notes.

                      Commonwealth Income & Growth Fund I

                           Statement of Cash Flows

               For the three months ended March 31, 1997 and 1996

                                                                         1997        1996
                                                                      ----------  ----------
Operating activities
Net Income..........................................................  $   32,840  $   46,011
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization....................................   1,250,740   1,233,337
   Gain on sale of computer equipment...............................       4,148      --
   Other noncash activities included in the determination of net
  income............................................................    (608,995)   (476,911)
   Changes in operating assets and liabilities:
    Lease income receivable.........................................      42,196     161,547
    Interest and other receivables..................................      13,646      30,209
    Accounts payable................................................     (35,572)    (77,927)
    Accounts payable--General Partner...............................      52,110      50,887
    Unearned lease income...........................................     (70,865)    (49,918)
                                                                      ----------  ----------
Net cash provided by operating activities...........................     680,248     917,235

Investing activities
Capital expenditures................................................    (704,895)   (325,578)
Net proceeds from sale of computer equipment........................      92,883      --
Equipment acquisition fees paid to the General Partner..............     (92,236)    (38,562)
                                                                      ----------  ----------
Net cash used in investing activities...............................    (704,248)   (364,140)

Financing activities
Distributions to partners...........................................    (318,868)   (318,868)
Debt placement fees paid to the General Partner.....................     (17,640)     (1,354)
                                                                      ----------  ----------
Net cash used in financing activities...............................    (336,508)   (320,222)
                                                                      ----------  ----------

Net increase in cash and cash equivalents...........................    (360,508)    232,873
Cash and cash equivalents at beginning of period....................   1,082,795     341,838
                                                                      ----------  ----------
Cash and cash equivalents at end of period..........................  $  722,287  $  574,711
                                                                      ----------  ----------
                                                                      ----------  ----------

    See accompanying notes.

                           Commonwealth Income & Growth Fund I

                              Notes to Financial Statements

                                       March 31, 1997

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The Partnership's primary sources of capital for the three month period ended March 31, 1997 and 1996 were cash from operations of $680,000 and $917,000, respectively, and $93,000 net proceeds from the sale of computer equipment for the quarter ended March 31, 1997. The primary uses of cash for the three month period ended March 31, 1997 and 1996 were for capital expenditures for new equipment totaling $705,000 and $326,000, respectively, and the payment of preferred distributions to partners of $319,000 for each of the quarters ended March 31, 1997 and 1996.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1997 and December 31, 1996 the Partnership had approximately $722,000 and $1,083,000, respectively, invested in these money market accounts.

Accounts payable included approximately $52,000, payable to the General Partner for management, acquisition and finance fees on leases as of March 31, 1997.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $3,194,000 for the year ending December 31, 1997 and $3,771,000, thereafter. During the three month period ended March 31, 1997 and 1996, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,764,000 and $635,000, respectively. At March 31, 1997, the outstanding debt was $4,685,000, with interest rates ranging from 5.75% to 8.75%, and will be payable through December 1999. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

                         Commonwealth Income & Growth Fund I


RESULTS OF OPERATIONS

For the quarter ended March 31, 1997, the Partnership recognized income of $1,442,000 and expenses of $1,409,000, resulting in a net income of $33,000.

Lease income increased by .42% from $1,421,000 for the quarter ended March 31, 1996 to $1,427,000 for the period ended March 31, 1997. During the three months ended March 31, 1997, the Partnership expended $705,000 in cash, and assumed debt and accounts payable for equipment of $2,200,000 to acquire 4 leases, which generated approximately $153,000 in revenue.

Interest income increased by 22% from $9,000 for the quarter ended March 31, 1996 to $11,000 for the quarter ended March 31, 1997. In addition, the Partnership recognized a gain from the sale of computer equipment of $4,000 for the quarter ended March 31, 1997.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 27% decrease from approximately $15,000 for the quarter ended March 31, 1996 to $11,000 for the quarter ended March 31, 1997 is attributable to a decrease in outside service fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $71,000 for the quarter ended March 31, 1997 and 1996.

Interest expense increased (17%) from approximately $65,000 for the quarter ended March 31, 1996 to $76,000 for the quarter ended March 31, 1997, as a result of additional debt incurred for the purchase of Equipment.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, equipment acquisition fees, and debt placement fees. The expense increased by 1% from approximately $1,161,000 for the quarter ended March 31, 1996 to $1,169,000 for the quarter ended March 31, 1997.

For the three month period ended March 31, 1997, the Partnership generated cash flows from operating activities of $680,000, which includes net income of $33,000, and depreciation and amortization expenses of $1,251,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $582,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $27,000.

 For the three month period ended March 31, 1996, the Partnership generated cash flows from operating activities of $917,000, which includes net income of $46,000, and depreciation and amortization expenses of $1,233,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $472,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $5,000.

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