Form 10-Q
period 1997-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1997-08-11
CIK 913141

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


(  X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE    SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1997

                                or

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______ to __________.

                Commission File Number:   33-69996


               COMMONWEALTH INCOME & GROWTH FUND I
      (Exact name of registrant as specified in its charter)


             Pennsylvania                    23-2735641
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)        identification No.)



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

                      COMMONWEALTH INCOME & GROWTH FUND I
                                 BALANCE SHEETS

                                                                                                      (AUDITED)
                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
ASSETS
Cash and cash equivalents..........................................................  $     272,633  $   1,082,795
Lease income receivable............................................................        348,471        259,050
Other receivables and deposits.....................................................         19,879         23,584
Accounts receivable--General Partner...............................................         14,456          6,772
Computer equipment, at cost........................................................     18,497,940     16,080,646
Accumulated depreciation...........................................................     (8,113,461)    (6,527,143)
                                                                                     -------------  -------------
                                                                                        10,384,479      9,553,503
Organization costs and deferred expenses, net of accumulated amortization of
  $514,179 in 1997 and $435,215 in 1996............................................        446,837        447,499
                                                                                     -------------  -------------
Total assets.......................................................................  $  11,486,755  $  11,373,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable...................................................................  $      18,109  $      64,382
Unearned lease income..............................................................        136,981        228,817
Payable for computer equipment.....................................................              0        529,124
Notes payable......................................................................      5,272,994      3,502,523
                                                                                     -------------  -------------
Total liabilities..................................................................      5,428,084      4,324,846

Partners' capital:
  General partner..................................................................          1,000          1,000
  Limited partners.................................................................      6,057,671      7,047,357
                                                                                     -------------  -------------
Total partners' capital............................................................      6,058,671      7,048,357
                                                                                     -------------  -------------
Total liabilities and partners' capital............................................  $  11,486,755  $  11,373,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND I

                            STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
INCOME:
  Lease..................................................  $  1,311,949  $  1,294,381  $  2,738,817  $  2,715,357
  Interest and other.....................................        33,125        10,832        43,815        19,617
  Gain on sale of computer equipment.....................       --              4,208       --              4,208
                                                           ------------  ------------  ------------  ------------
                                                              1,345,074     1,309,421     2,782,632     2,739,182

EXPENSES:
  Operating, excluding depreciation......................        12,079        17,775        22,808        32,458
  Equipment management fee--General Partner..............        65,598        64,719       136,941       135,768
  Interest...............................................        96,980        96,482       173,034       161,163
  Depreciation...........................................     1,254,556     1,101,834     2,423,628     2,263,199
  Amortization of organization costs and deferred
    expenses.............................................        83,633        82,903       165,301       154,875
  Loss on sale of computer equipment.....................       217,018       --            212,870       --
                                                           ------------  ------------  ------------  ------------
                                                              1,729,864     1,363,713     3,134,582     2,747,463
                                                           ------------  ------------  ------------  ------------
Net loss.................................................  $   (384,790) $    (54,292) $   (351,950) $     (8,281)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net loss per equivalent limited partnership unit.........  $      (0.61) $      (0.09) $      (0.56) $      (0.01)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average number of equivalent limited partnership
  units outstanding during the period....................       631,358       631,358       631,358       631,358
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND I

                         STATEMENT OF PARTNERS' CAPITAL

                                                             GENERAL       LIMITED
                                                             PARTNER       PARTNER        GENERAL        LIMITED
                                                              UNITS         UNITS         PARTNER       PARTNERS'       TOTAL
                                                            ----------  -------------    ----------   ------------  -------------
Partners' capital--December 31, 1994.....................         50         413,719     $    1,000  $   6,990,641  $   6,991,641
  Contributions..........................................                    217,639         --          4,352,171      4,352,171
  Offering costs.........................................                                    --           (459,421)      (459,421)
  Net income (loss)......................................                                    11,956        (57,191)       (45,235)
  Distributions..........................................                                   (11,956)    (1,183,629)    (1,195,585)
                                                            ----------  -------------    ----------   ------------  -------------

Partners' capital--December 31, 1995.....................         50         631,358          1,000      9,642,571      9,643,571
  Net income (loss)......................................                                    12,755     (1,332,502)    (1,319,747)
  Distributions..........................................                                   (12,755)    (1,262,712)    (1,275,467)
                                                            ----------  -------------    ----------   ------------  -------------

Partners' capital--December 31, 1996.....................         50         631,358          1,000      7,047,357      7,048,357
  Net income.............................................                                     3,189         29,651         32,840
  Distributions..........................................                                    (3,189)      (315,679)      (318,868)
                                                            ----------  -------------    ----------   ------------  -------------

Partners' capital--March 31, 1997........................          50        631,358          1,000      6,761,329      6,762,329
  Net income (loss)......................................                                     3,189       (387,979)      (384,790)
  Distributions..........................................                                    (3,189)      (315,679)      (318,868)
                                                            ----------  -------------    ----------   ------------  -------------

Partners' capital--June 30, 1997.........................          50        631,358     $    1,000  $   6,057,671  $   6,058,671
                                                            ----------  -------------    ----------   ------------  -------------
                                                            ----------  -------------    ----------   ------------  -------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND I

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                          1997           1996
                                                                                      -------------  -------------
OPERATING ACTIVITIES
Net loss............................................................................  $    (351,950) $      (8,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization...................................................      2,588,929      2,418,074
    Loss on sale of computer equipment..............................................        212,870       --
    Other noncash activities included in the determination of net loss..............     (1,292,814)    (1,156,762)
    Changes in operating assets and liabilities:
      Lease income receivable.......................................................        (89,421)       167,036
      Other receivables.............................................................          3,705         22,696
      Accounts receivable--General Partner..........................................         (7,684)      --
      Accounts payable..............................................................        (46,273)       (78,553)
      Accounts payable--General Partner.............................................       --              (82,166)
      Unearned lease income.........................................................        (91,836)      --
                                                                                      -------------  -------------
Net cash provided by operating activities...........................................        925,526      1,282,044

INVESTING ACTIVITIES
Capital expenditures................................................................       (932,258)       (98,945)
Net proceeds from sale of computer equipment........................................        204,214        229,424
Payment of computer equipment payable...............................................       (205,269)      (537,251)
Equipment acquistion fees paid to the General Partner...............................       (143,564)       (38,647)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................     (1,076,877)      (445,419)

FINANCING ACTIVITIES
Distributions to partners...........................................................       (637,736)      (637,736)
Debt placement fees paid to the General Partner.....................................        (21,075)       (13,057)
                                                                                      -------------  -------------
Net cash used in financing activities...............................................       (658,811)      (650,793)
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................       (810,162)       185,832
Cash and cash equivalents at beginning of year......................................      1,082,795        341,838
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $     272,633  $     527,670
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See accompanying notes.

               Commonwealth Income & Growth Fund I

                  Notes to Financial Statements

                           June 30, 1997



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

                 Commonwealth Income & Growth Fund I

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on March 14, 1994. On that date, subscribers for 128,787 Units were admitted as Limited Partners of the Partnership. On May 11, 1995, the Partnership terminated its offering of Units with 631,358 ($12,623,682) Units sold.

The Partnership's primary sources of capital for the six month period ended June 30, 1997 and 1996 were cash from operations of $926,000 and $1,282,000, respectively, and net proceeds from the sale of computer equipment for the quarter ended June 30, 1997 and 1996 of $204,000 and $229,000, respectively. The primary uses of cash for the six month period ended June 30, 1997 and 1996 were for capital expenditures for new equipment totaling $932,000 and $99,000, respectively, and the payment of preferred distributions to partners of $638,000 for each of the quarters ended June 30, 1997 and 1996.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1997 and December 31, 1996 the Partnership had approximately $273,000 and $1,083,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $2,613,000 for the year ending December 31, 1997 and $6,056,000 , thereafter. During the six month period ended June 30, 1997 and 1996, the Partnership incurred debt in connection with the purchase of computer equipment totaling $3,078,000 and $1,148,000 respectively. At June 30, 1997, the outstanding debt was $5,273,000, with interest rates ranging from 6.22% to 8.75%, and will be payable through July 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended June 30, 1997, the Partnership recognized income of $1,345,000 and expenses of $1,730,000, resulting in a net loss of $385,000. For the quarter ended March 31, 1997, the Partnership recognized income of $1,442,000 and expenses of $1,409,000, resulting in net income of $33,000.


Lease income increased by 1% from $1,294,000 for the quarter ended June 30, 1996 to $1,312,000 for the quarter ended June 30, 1997. During the six months ended June 30, 1997, the Partnership expended $1,138,000 in cash, and assumed debt and accounts payable for equipment of $3,078,000 to acquire six leases, which generated approximately $448,000 in revenue.

Interest income increased by 67% from $11,000 for the quarter ended June 30, 1996 to $33,000 for the quarter ended June 30, 1997. In addition, the Partnership recognized a loss on sale of computer equipment of $217,000 for the quarter ended June 30, 1997.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 33% decrease from approximately $18,000 for the quarter ended June 30, 1996 to $12,000 for the quarter ended June 30, 1997 is attributable to a decrease in outside service fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $66,000 and $65,000, respectively, for the quarters ended June 30, 1997 and 1996.

Interest expense increased 1% from approximately $96,000 for the quarter ended June 30, 1996 to $97,000 for the quarter ended June 30, 1997, as a result of additional debt incurred for the purchase of Equipment.

Depreciation and amortization expenses consist of depreciation on computer equipment, and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expense increased by 13% from approximately $1,185,000 for the quarter ended June 30, 1996 to $1,338,000 for the quarter ended June 30, 1997, due to the acquisition of additional equipment.

For the six month period ended June 30, 1997, the Partnership generated cash flows from operating activities of $926,000 , which includes a net loss of $352,000, and depreciation and amortization expenses of $2,589,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,293,000.

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

                         COMMONWEALTH INCOME & GROWTH FUND I
                           BY: COMMONWEALTH INCOME & GROWTH
                                   FUND, INC. General Partner




-----------------        By:
Date                        ------------------------
                         David A. Kintzer, CPA
                         Chief Financial Officer