Form 10-Q
period 1997-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1997-11-12
CIK 913141

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended September 30, 1997

                                          or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


  For the transition period from                      to                      .


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

                     Commonwealth Income & Growth Fund I
                                  BALANCE SHEETS

                                                                                                      (AUDITED)
                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
Assets
Cash and cash equivalents..........................................................  $     502,479  $   1,082,795
Lease income receivable............................................................        140,560        259,050
Other receivables and deposits.....................................................          4,920         23,584
Accounts receivable--General Partner...............................................       --                6,772
Computer equipment, at cost........................................................     18,363,210     16,080,646
Accumulated depreciation...........................................................     (7,996,494)    (6,527,143)
                                                                                     -------------  -------------
                                                                                        10,366,716      9,553,503
Organization costs and deferred expenses, net of accumulated amortization of
  $533,159 in 1997 and $435,215 in 1996............................................        424,282        447,499
                                                                                     -------------  -------------
Total assets.......................................................................  $  11,438,957  $  11,373,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and partners' capital
Accounts payable...................................................................  $      35,046  $      64,382
Accounts payable--General Partner..................................................         98,302       --
Unearned lease income..............................................................         67,067        228,817
Payable for computer equipment.....................................................      1,013,472        529,124
Notes payable......................................................................      4,545,838      3,502,523
                                                                                     -------------  -------------
Total liabilities..................................................................      5,759,725      4,324,846
Partners' capital:
  General partner..................................................................          1,000          1,000
  Limited partners.................................................................      5,678,232      7,047,357
                                                                                     -------------  -------------
Total partners' capital............................................................      5,679,232      7,048,357
                                                                                     -------------  -------------
Total liabilities and partners' capital............................................  $  11,438,957  $  11,373,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------

See accompanying notes.

                     Commonwealth Income & Growth Fund I

                           STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Income:
  Lease..................................................  $  1,266,963  $  1,460,707  $  4,005,780  $  4,176,064
  Interest and other.....................................         7,557        13,785        51,372        33,402
  Gain on sale of computer equipment.....................        10,806       --            --              4,208
                                                           ------------  ------------  ------------  ------------
                                                              1,285,326     1,474,492     4,057,152     4,213,674
Expenses:
  Operating, excluding depreciation......................         6,666         6,271        29,474        38,729
  Equipment management fee--General Partner..............        63,348        73,035       200,289       208,803
  Interest...............................................        90,620        73,908       263,654       235,071
  Depreciation...........................................     1,113,300     1,209,885     3,536,928     3,473,084
  Amortization of organization costs and deferred
    expenses.............................................        71,963        77,408       237,264       232,283
  Loss on sale of computer equipment.....................       --            --            202,064       --
                                                           ------------  ------------  ------------  ------------
                                                              1,345,897     1,440,507     4,469,673     4,187,970
                                                           ------------  ------------  ------------  ------------
Net income (loss)........................................  $    (60,571) $     33,985  $   (412,521) $     25,704
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income (loss) per equivalent limited partnership
  unit...................................................  $      (0.10) $       0.05  $      (0.65) $       0.04
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average number of equivalent limited partnership
  units outstanding during the period....................       631,358       631,358       631,358       631,358
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

See accompanying notes.

                     Commonwealth Income & Growth Fund I

                        STATEMENT OF PARTNERS' CAPITAL

                                                  GENERAL     LIMITED
                                                  PARTNER     PARTNER      GENERAL      LIMITED
                                                   UNITS       UNITS       PARTNER     PARTNERS'       TOTAL
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1994...........  $      50  $   413,719  $     1,000  $  6,990,641  $  6,991,641
  Contributions................................                 217,639      --          4,352,169     4,352,169
  Offering costs...............................                              --           (459,419)     (459,419)
  Net income (loss)............................                              11,956        (57,191)      (45,235)
  Distributions................................                             (11,956)    (1,183,629)   (1,195,585)
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1995...........         50      631,358        1,000     9,642,571     9,643,571
  Net income...................................                               12,755    (1,332,502)   (1,319,747)
  Distributions................................                              (12,755)   (1,262,712)   (1,275,467)
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--December 31, 1996...........         50      631,358        1,000     7,047,357     7,048,357
  Net income...................................                                3,189        29,651        32,840
  Distributions................................                               (3,189)     (315,679)     (318,868)
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--March 31, 1997..............         50      631,358        1,000     6,761,329     6,762,329
  Net income (loss)............................                                3,189      (387,979)     (384,790)
  Distributions................................                               (3,189)     (315,679)     (318,868)
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--June 30, 1997...............         50      631,358        1,000     6,057,671     6,058,671
  Net income (loss)............................                                3,189       (63,760)      (60,571)
  Distributions................................                               (3,189)     (315,679)     (318,868)
                                                 ---------  -----------  -----------  ------------  ------------
Partners' capital--September 30, 1997..........  $      50  $   631,358  $     1,000  $  5,678,232  $  5,679,232
                                                 ---------  -----------  -----------  ------------  ------------
                                                 ---------  -----------  -----------  ------------  ------------

See accompanying notes.

                     Commonwealth Income & Growth Fund I

                        STATEMENTS OF CASH FLOWS

            For the nine months ended September 30, 1997 and 1996

                                                                                            1997         1996
                                                                                         -----------  -----------
Operating activities
Net income (loss)......................................................................  $  (412,521) $    25,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization........................................................    3,774,192    3,705,367
  Loss (gain) on sale of computer equipment............................................      176,906       (4,208)
  Other noncash activities included in the determination of net income.................   (2,047,864)  (1,283,289)
  Changes in operating assets and liabilities:
  Lease income receivable..............................................................      118,490       38,857
  Other receivables....................................................................       25,436       22,744
  Accounts payable.....................................................................      (29,336)     (78,735)
  Accounts payable--General Partner....................................................       98,302       51,156
  Equipment payable....................................................................      --          (138,079)
  Unearned lease income................................................................     (161,750)      45,129
                                                                                         -----------  -----------
Net cash provided by operating activities..............................................    1,541,855    2,384,646
Investing activities
Capital expenditures...................................................................   (1,286,019)    (858,088)
Net proceeds from sale of computer equipment...........................................      334,499      227,308
Payment of computer equipment payable..................................................      --          (399,172)
Equipment acquisition fees paid to the General Partner.................................     (183,267)    (127,253)
                                                                                         -----------  -----------
Net cash used in investing activities..................................................   (1,134,787)  (1,157,205)
Financing activities
Distributions to partners..............................................................     (956,604)    (956,604)
Debt placement fees paid to the General Partner........................................      (30,780)     (19,585)
                                                                                         -----------  -----------
Net cash used in financing activities..................................................     (987,384)    (976,189)
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................     (580,316)     251,252
Cash and cash equivalents at beginning of period.......................................    1,082,795      341,838
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $   502,479  $   593,090
                                                                                         -----------  -----------
                                                                                         -----------  -----------

See accompanying notes.

                         Commonwealth Income & Growth Fund I

                            Notes to Financial Statements

                                  September 30, 1997



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

Net Income (Loss) per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

The Partnership's primary sources of capital for the nine month period ended September 30, 1997 and 1996 were cash from operations of $1,542,000 and $2,385,000, respectively, and net proceeds from the sale of computer equipment for the quarter ended September 30, 1997 and 1996 of $334,000 and $227,000, respectively. The primary uses of cash for the nine month period ended September 30, 1997 and 1996 were for capital expenditures for new equipment totaling $1,286,000 and $858,000, respectively, and the payment of preferred distributions to partners of $957,000, respectively, for each of the quarters ended September 30, 1997 and 1996.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1997 and December 31, 1996 the Partnership had approximately $502,000 and $1,083,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.
As of September 30, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $1,229,000 for the year ending December 31, 1997 and $7,883,000, thereafter. During the nine month period ended September 30, 1997 and 1996, the Partnership incurred debt in connection with the purchase of computer equipment totaling $3,078,000 and $1,736,000 respectively. At September 30, 1997, the outstanding debt was $4,546,000, with interest rates ranging from 6.22% to 8.75%, and will be payable through July 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended September 30, 1997, the Partnership recognized income of $1,285,000 and expenses of $1,346,000, resulting in a net loss of $61,000. For the quarter ended June 30, 1997, the Partnership recognized income of $1,345,000 and expenses of $1,730,000, resulting in a net loss of $385,000. For the quarter ended March 31, 1997, the Partnership recognized income of $1,442,000 and expenses of $1,409,000, resulting in net income of $33,000.

Lease income decreased by 13% from $1,461,000 for the quarter ended September 30, 1996 to $1,267,000 for the quarter ended September 30, 1997. During the nine months ended September 30, 1997, the Partnership expended $1,286,000 in cash, and assumed debt and accounts payable of $4,119,000 for equipment, to acquire nine leases, which generated approximately $901,000 in revenue.

                         Commonwealth Income & Growth Fund I

Interest income decreased by 43% from $14,000 for the quarter ended September 30, 1996 to $8,000 for the quarter ended September 30, 1997. In addition, the Partnership recognized a gain on sale of computer equipment of $11,000 for the quarter ended September 30, 1997.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 17% increase from approximately $6,000 for the quarter ended September 30, 1996 to $7,000 for the quarter ended September 30, 1997 is attributable to an increase in outside service fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $63,000 and $73,000, respectively, for the quarters ended September 30, 1997 and 1996.

Interest expense increased 23% from approximately $74,000 for the quarter ended September 30, 1996 to $91,000 for the quarter ended September 30, 1997, as a result of additional debt incurred for the purchase of computer equipment.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 8% from approximately $1,287,000 for the quarter ended September 30, 1996 to $1,185,000 for the quarter ended September 30, 1997, due to a change in estimate recorded in prior period.

For the nine month period ended September 30, 1997, the Partnership generated cash flows from operating activities of $1,542,000, which includes a net loss of $413,000, and depreciation and amortization expenses of $3,774,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $2,035,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $13,000.

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



                                  COMMONWEALTH INCOME & GROWTH FUND I
                                    BY: COMMONWEALTH INCOME & GROWTH
                                        FUND, INC. General Partner




                                  By:
----------                           ----------------------
Date                              David A. Kintzer, CPA
                                  Chief Financial Officer