Form 10-K405
period 1997-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1998-04-14
CIK 913141

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such
filing requirements for the past 90 days:  YES   [X ]   NO   [  ]

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

                                       PART I

ITEM 1:        BUSINESS

GENERAL

     Commonwealth Income and Growth Fund I (the "Partnership") was formed on August 26, 1993 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on December 17, 1993 (the "Offerings"). The Partnership terminated its offering of Units on May 11, 1995, with 631,358 Units ($12,623,682) admitted as Limited Partners of the Partnership.

     See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

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

The Partnership's principal investment objectives are to;

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

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

     Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

     Although the Partnership has acquired predominately new Equipment, the
Partnership may purchase used Equipment.   Generally, Equipment is acquired
from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the
Equipment and supplier involved.   Manufacturers and distributors usually
furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of
parts during a limited period.   Equipment purchases are also made through
lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

     As of December 31, 1997, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a
third party when the Partnership acquired an item of Equipment.   The
Partnership may also engage in sale/leaseback transactions, pursuant to which the

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

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the
manufacturer to third parties ("vendor leasing agreements").   The Partnership
and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1997, the Partnership has not entered into any such agreements.

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

     The Partnership acquires primarily IBM manufactured or IBM compatible
equipment.   The General Partner believes that dealing in IBM or IBM
compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

     Computer technology has developed rapidly in recent years and is
expected to continue to do so.   Technological advances have permitted
continued reductions in the cost of computer processing capacity, thereby
permitting applications not economically feasible a few years ago.   Much of
the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many
of the same functions as newer equipment.   The General Partner believes that
historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central
processing units.   An equipment user who upgrades to a more advanced central
processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new,
improved models are developed and become available.   Technological advances
and other factors, including year 2000 issues discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

     Other Equipment-Restrictions. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1997, the Partnership has acquired a diversified Equipment portfolio which it has leased to 27 different companies located throughout the United States. Approximately 32% of the Equipment acquired by the Partnership consists of tape storage Approximately 23% of the Equipment acquired by the Partnership consist of workstations, department servers and enterprise servers. Approximately 18% of the Equipment acquired by the Partnership consist of printers. Approximately 13% of the Equipment acquired by the Partnership consists of disk arrays. Approximately 8% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 4% of the Equipment acquired by the Partnership consists of escon drivers. Approximately another 2% of the Equipment acquired by the Partnership consists of more traditional forms of disk storage.

     During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest
in, the Equipment until the Purchase Price of  the Equipment is paid.   As of
December 31, 1997, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1997, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1997, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1997, the aggregate nonrecourse debt outstanding of $4,968,748 was 29% of the aggregate cost of the Equipment owned.

     The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1997, the Partnership has not exercised this option.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1997, no such agreements existed.

     The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner of Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate' from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1997, the Partnership has not refinanced any of its debt.

     Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

     The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2004. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2004, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

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

MANAGEMENT OF EQUIPMENT

     Equipment management services for the Partnership's Equipment is provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services will consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

COMPETITION

     The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

     The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

     The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time. Significant action in any of these areas by IBM or IBM Credit Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers of from IBM.

Investments

     As of March 16, 1998, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:


                                              EQUIPMENT                   PURCHASE          LIST  MONTHLY     LEASE
LESSEE                                MFG    DESCRIPTION                    PRICE          PRICE    RENT       TERM

Xerox Corp.                           SUN    (32) SUN WORK ST              440,800        277,705    286        39
Xerox Corp.                           SUN    (4)SPARC2000                  590,840        305,875   1,019       39
Shared Medical Systems Corp.        STK-ICE  (25%)9200-XJ3                 499,630        213,583   4,949       36
UNUM Life Insurance                   IBM    (50%) 3900 & roll             413,368        343,010   6,338       48
Fingerhut Corp.                     SIEMEN   (2) 2240-004                  722,000        459,592   8,558       48
Software Maintenance Inc.             STK    (50%) 9200-XN3                949,580        236,640   5,607       36
Bellsouth  Telecommunications, Inc.   STK    (1) 9200-XN3                2,635,720        582,671  12,929       36
GE Information Services,  Inc.        EMC    (50%) 3200-9024               702,660        293,506   5,307       28
Southern Pacific  Transportation Co.  IBM    (375) 4230-5S3              1,273,125      1,064,930  26,019       36
Chrysler Corp.                        STK    (2) 4490-M30                  686,158        490,110  12,001       48
GE Industrial & Power  Systems        HP     (50%) HP9000/J200             202,680        157,635   4,115       36
Wang Laboratories, Inc.               PYR    (50%) NILE150                 937,290        589,287  16,639       36
Shared Medical Systems  Corp.         STK    (8) 9490-M34                2,126,928      1,452,140  29,191       48
Chrysler Corp.                        IBM    (20%) 3745-31A                242,244        184,383   4,203       48
Sprint Communications  Company        STK    (10) 9490-M32               1,481,830        779,676  15,983       36
Sprint Communications  Company        STK    (9) 9490-M32                1,335,897        703,968  15,501       36
Honda R&D                             SGI    (45%) 4XR10000                400,220        298,094   7,683       36
TRW                                   HP     (19) HP9000-C110               507,370        411,075  10,711       36
Sprint Communications  Company        IBM    (2) 3995-133                  421,500        286,536  10,166       24
Equitable Life Assurance  Company     LEX    (80) N240                     571,351        497,477  11,501       36
Damark International                  PYR    (1) 3445-1210                 327,288        216,419   5,681       36
Chrysler Corp.                        STK    (50%) (7) 9490-M34            951,881        538,529  14,749        24
Chrysler Corp.                        STK    (55%) 28% tape libraries,
                                             30% redwd, 42% timberline   1,693,479        997,891   22,520      36
McDonnell Douglas                     HP     (55%) (101) HP9000          1,662,009        932,491   34,621      22
Equitable Life Assurance  Company     LEX    (16) OPTRA                     74,458         94,098    2,615      36
Kaiser                                IBM    (3) 3745-61A,
                                             (3) 3746-900                2,149,234      1,191,555   29,786      36
Litton                                SUN    (1) E3000                     251,967         148,492   3,771      36
Sprint Communications  Company        SUN    (2) E5000                     371,640         246,042   7,199      30
Computer Science Corporation          SGI    (50%)144 workstations       2,055,893         822,455  21,031      36
PaineWebber                           IBM    (2) 9032-003                  932,206         453,900  11,060      36
Charles Schwab                        IBM    (20%) (6) 9032-005          2,479,443       1,509,981   6,989      36
Xerox Corporation                     SUN    (5) SPARC 20                  243,719         153,776   1,300      39
ADP                                   IBM    (3) 3490-A20
                                             (1) 3490-B40                  579,850         379,682   5,036      69

Reserves

     Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs will be established from the Offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may
be retained as reserves.   Since no reserve will be established if available
Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

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

     The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is detained in the Investment Company Act of 1940.

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

EMPLOYEES

     The Partnership has no employees and receives administrative and other services from the General Partner which has 15 employees.

ITEM 2:   PROPERTIES

               NOT APPLICABLE

ITEM 3:   LEGAL PROCEEDINGS

               NOT APPLICABLE

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NOT APPLICABLE


PART II


ITEM 5:   MARKET FOR THE REGISTRANTS COMMON EQUITY AND

          RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1997, there were 683 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

     Units cannot be transferred without the consent of the General Partner,
which may be withheld in its absolute discretion.   The General Partner
monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance
regarding publicly traded partnerships.   These safe harbors limit the number
of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

REDEMPTION PROVISION

     Upon the conclusion of the 30 month period following the termination of the Offering, the Partnership may, at the sole discretion of the General
Partner, repurchase a number of the outstanding Units.   After such 30 month
period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the
Units for sale.   Following the determination of the annual redemption
amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record
Date in which the redemption is to occur.   The General Partner will maintain
a master list of requests for redemption with priority being given to Units
owned by estates, followed by IRAs and Qualified Plans.   All other requests
will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption request will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

     The Partnership will accept redemption requests beginning 30 months
following the termination of the Offering.   There will be no limitations on
the period of time that a redemption request may be pending prior to its
being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

     In order to make a redemption request, Limited Partners will be required
to advise the General Partner in writing of such request.   Upon receipt of
such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 1997, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

ALLOCATION  AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE
LIMITED PARTNERS

     Cash distributions, if any, are made quarterly on December 31, March 31, June 30, and September 30 of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1997, 1996 and 1995.


Quarter Ended             1997          1996            1995
-------------          ----------    ----------     ----------

March 31               $  315,678    $  315,678     $  247,659

June 30                   315,678       315,678        304,686

August 31                 315,678       315,678        315,605

December 31               315,678       315,678        315,679
                       ----------    ----------     ----------
                       $1,262,712     $1,262,712     $1,183,629
                       ----------    ----------     ----------
                       ----------    ----------     ----------



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

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, certain financial data for the Partnership as of and for the year ended December 31, 1997, 1996, 1995 and 1994. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                                                         YEAR ENDED DECEMBER 31
                              -------------------------------------------------------
                                 1997           1996           1995            1994
                              ----------     ----------     ----------     ----------
Lease Income                  $5,195,139     $5,908,389     $4,144,609     $1,129,457

Net (Loss) Income               (906,123)    (1,319,747)       (45,235)        95,047

Cash Distributions             1,275,467      1,275,467      1,195,585        443,614

Net (Loss) Income per Unit         (1.46)         (2.11)          (.10)           .33

Cash Distribution per Unit          2.00           2.00           2.00           1.60



                                                       DECEMBER 31
                              -------------------------------------------------------
                                 1997           1996           1995            1994
                              ----------     ----------     ----------     ----------
Total Assets                  $10,081,644    $11,373,203    $13,910,708    $8,827,670

Notes Payable                   4,968,748      3,502,523      3,305,310     1,642,251


     Net income (loss) per unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary source of capital for the year ended December 31, 1997 was cash from operations of $1,746,000. The Partnership's primary source of capital for the year ended December 31, 1996 was from cash from operations of $2,526,000. The Partnership's primary sources of capital for the year ended December 31, 1995, were from Partners' contributions of $4,352,000 and cash from operations of $2,411,000. The primary uses of cash were for capital expenditures for new equipment totaling $1,348,000 $1,035,000 and $6,353,000 for the years ended December 31, 1997, 1996 and
1995, respectively, for the payment of preferred distributions to partners totaling $1,275,000 for 1997 and 1996 and $1,196,000 for 1995, and for the
payment of offering costs totaling $459,000 for 1995.

     Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1997 and 1996 the Partnership had approximately $116,000 and $1,083,000, respectively, invested in these money market accounts.

     The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases increased by 10% from December 31, 1996 to December 31, 1997, due to additional computer equipment leases which commenced in 1997. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $4,244,000 for the year ended 1998 and $2,508,000 thereafter. During 1997,1996 and 1995, the Partnership incurred debt in connection with the purchase of computer equipment totaling $3,982,000, $2,344,000 and $3,128,000, respectively. At December 31, 1997, the outstanding debt was $4,969,000, with interest rates ranging from 6.4% to 8.8% and will be payable through October 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

     The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

1997 and 1996 OPERATING RESULTS

     For the year ended December 31, 1997 and 1996, the Partnership recognized income of $5,230,000 and $5,955,000 and expenses of $6,136,000 and $7,275,000, resulting in net losses of $906,000 and $1,320,000, respectively.

     Lease income decreased by 12% compared to 1996 primarily due to the
expiration of leases in 1997.   The decrease was offset by $1,292,000 in
lease income from the 10 additional leases acquired in 1997 for which the Partnership expended approximately $1,348,000 in cash and assumed debt for equipment of $3,982,000 to acquire the 10 additional leases..

     Interest income decreased 26% from $47,000 for the year ended December 31, 1996 to $35,000 for the year ended December 31, 1997, as a result of the capital contributions and rental income being utilized for Equipment purchases for the year ended December 31, 1997, whereas, for the year ended December 31, 1996 the capital contributions and rental income were temporarily being invested in money market accounts until being utilized for Equipment purchases.

     Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp for administration and operations of the Partnership. The 37% increase from approximately $81,000 during the year ended December 31, 1996 to $111,000 during the year ended December 31, 1997 is primarily attributable to costs incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership which were not changed by Com Cap Corp in 1996.

     The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee decreased 12% from approximately $295,000 during the year ended December 31, 1996 to $260,000 during the year ended December 31, 1997, which is consistent with the decrease in lease income.

     Interest expense increased 12% from approximately $311,000 during the year ended December 31, 1996 to approximately $349,000 during the year ended December 31, 1997, as a result of additional debt incurred for the purchase of Equipment.

     Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. Depreciation and amortization during 1997 decreased approximately 11% from $5,896,000 in 1996 to $5,219,000 due to the reduction of the equipment under lease. Additionally, in 1996 depreciation and amortization contained a write down of approximately $904,000 compared to $154,000 in 1997 due to the impairment of assets.

     The Partnership sold computer equipment with a net book value of $1,440,000 and $544,000 during the years ended December 31, 1996 and 1997, respectively, for a net loss of $692,000 and $197,000.

     In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $904,000 to depreciation expense to record the assets at their estimated fair value at December 31, 1996. The Partnership also recorded a charge of $154,000 to depreciation expense to record certain asset at their estimated fair value at December 31, 1997.

     For the year ended December 31, 1997, the Partnership generated cash flow from operating activities of $1,746,000, which includes a net loss of $906,000 and was reduced by depreciation and amortization expenses of $5,219,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $2,849,000.

1996 and 1995 OPERATING RESULTS

     For the year ended December 31, 1996 and 1995, the Partnership recognized income of $5,955,000 and $4,318,000 and expenses of $7,275,000 and $4,363,000, resulting in a net loss of $1,320,000 and $45,000, respectively.

     Lease income increased by 43% over 1995 primarily due to the Partnership expended approximately $6,353,000 in cash and assumed debt and accounts payable for equipment of $3,687,000 to acquire 19 additional leases in 1995, which have generated a full year of lease income in 1996. Additionally, during 1996 the Partnership expended approximately $1,035,000 in cash and assumed debt and accounts payable for equipment of $2,874,000 to acquire 9 additional leases.

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

     Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The 13% decrease from approximately $93,000 during the year ended December 31, 1995 to $81,000 during the year ended December 31, 1996 is primarily attributable to a decrease in legal fees and outside service fees.

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

     For the year ended December 31, 1996, the Partnership generated cash flow from operating activities of $2,526,000, which includes a net loss of $1,320,000 reduced by depreciation and amortization expenses of $5,896,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income be lessees to banks of $2,675,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $15,000.

Impact of Year 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Therefore, the General Partner is responsible for any costs associated with Year 2000 issues. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the year 2000 Issue will not pose significant operational problems for its computer systems. The General Partner expects that its modifications will be complete by 1999. The General Partner and its affiliates will be entitled to reimbursement for any costs associated with the Year 2000 issue. As of December 31, 1997, the General Partner has not incurred any significant expenses.

    The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence due to the equipment not being Year 2000 compliant. The Year 2000 issue may also affect the carrying value of the equipment when it comes off of lease or be detrimental in negotiating release rates which may lead to equipment write downs or less than favorable lease recoveries. Management has considered these factors in determining the recovery of its equipment at December 31, 1997 in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment of the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issue will have a significant effect on operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Commonwealth Income &
                                  Growth Fund I

                              Financial Statements

                  Years ended December 31, 1997, 1996, and 1995

                                    Contents

Report of Independent Auditors................................................18

Audited Financial Statements

Balance Sheets................................................................19
Statements of Operations......................................................20
Statements of Partners' Capital...............................................21
Statements of Cash Flows......................................................22
Notes to Financial Statements.................................................23

                         Report of Independent Auditors


The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1996 the Partnership changed its method of accounting for impairment of long-lived assets.

                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 6, 1998

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets

                                                                             December 31
                                                                      1997                 1996
                                                              ------------------------------------------
Assets

Cash and cash equivalents                                       $       116,259      $     1,082,795
Lease income receivable                                                 146,562              259,050
Other receivables and deposits                                            8,567               23,584
Accounts receivable - General Partner                                        --                6,772

Computer equipment, at cost                                          17,355,551           16,080,646
Accumulated depreciation                                             (7,928,798)          (6,527,143)
                                                              ------------------------------------------

                                                                      9,426,753            9,553,503

Organization costs and deferred expenses, net of
    accumulated amortization of $532,265 in 1997
    and $435,215 in 1996                                                383,503              447,499
                                                              ------------------------------------------

Total assets                                                    $    10,081,644      $    11,373,203
                                                              ------------------------------------------
                                                              ------------------------------------------

Liabilities and partners' capital

Accounts payable                                                $        24,609      $        64,382
Accounts payable - General Partner                                       18,810                   --
Accounts payable - Commonwealth Capital Corp.                            40,929                   --
Unearned lease income                                                   161,781              228,817
Payables for computer equipment                                               -              529,124
Notes payable                                                         4,968,748            3,502,523
                                                              ------------------------------------------
Total liabilities                                                $    5,214,877            4,324,846

Partners' capital:

    General partner                                                       1,000                1,000
    Limited partners                                                  4,865,767            7,047,357
                                                              ------------------------------------------
Total partners' capital                                               4,866,767            7,048,357
                                                              ------------------------------------------
Total liabilities and partners' capital                         $    10,081,644      $    11,373,203
                                                              ------------------------------------------
                                                              ------------------------------------------




                            See accompanying notes.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations



                                                       Year ended
                                                       December 31
                                                           1997             1996              1995
                                                    ---------------------------------------------------
Income:
    Lease                                             $ 5,195,139          $  5,908,389     $ 4,144,609
    Interest                                               34,525                46,753         172,913
                                                     --------------------------------------------------
                                                        5,229,664             5,955,142       4,317,522

Expenses:
    Operating, excluding depreciation                     111,263                80,883          93,265
    Equipment management fee - General
       Partner                                            259,757               295,420         207,230
    Interest                                              348,681               311,247         212,365
    Depreciation                                        4,912,073             5,555,331       3,636,163
    Amortization of organization costs and
       deferred expenses                                  307,323               340,200         213,734
    Loss on sale of computer equipment                    196,690               691,808              --
                                                    ---------------------------------------------------
                                                        6,135,787             7,274,889       4,362,757
                                                    ---------------------------------------------------
Net loss                                              $  (906,123)         $ (1,319,747)    $   (45,235)
                                                    ---------------------------------------------------
                                                    ---------------------------------------------------

Net loss per equivalent limited
    partnership unit                                  $        (1.46)   $        (2.11)  $          (.10)
                                                    ------------------------------------------------------
                                                    ------------------------------------------------------

Weighted average number of equivalent limited
partnership units outstanding during the year                631,358           631,358          594,446
                                                    ------------------------------------------------------
                                                    ------------------------------------------------------



                              See accompanying notes.

                       Commonwealth Income & Growth Fund I

                         Statements of Partners' Capital

                               General     Limited
                               Partner     Partner        General         Limited
                                Units       Units         Partner         Partners         Total

                             -------------------------------------------------------------------------
Partners' capital -
 December 31, 1994                50       413,719      $   1,000     $    6,990,641     $    6,991,641
     Contributions                 -       217,639              -          4,352,171          4,352,171
     Offering costs                                             -           (459,421)          (459,421)
     Net income (loss)                                     11,956            (57,191)           (45,235)
     Distributions                                        (11,956)        (1,183,629)        (1,195,585)
                             ----------------------------------------------------------------------------
Partners' capital -
 December 31, 1995                50       631,358          1,000          9,642,571          9,643,571
     Net income (loss)                                     12,755         (1,332,502)        (1,319,747)
     Distributions                                        (12,755)        (1,262,712)        (1,275,467)
                             ----------------------------------------------------------------------------
Partners' capital -
 December 31, 1996                50       631,358          1,000          7,047,357          7,048,357
     Net income (loss)                                     12,755           (918,878)          (906,123)
     Distributions                                        (12,755)        (1,262,712)        (1,275,467)
                             ----------------------------------------------------------------------------
Partners' capital -
 December 31, 1997                50       631,358      $   1,000     $    4,865,767     $    4,866,767
                             ----------------------------------------------------------------------------
                             ----------------------------------------------------------------------------


                            See accompanying notes.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

                                                                                 Year ended December 31,
                                                             1997                  1996                   1995
                                                     ------------------------------------------------------------
Operating activities
Net loss                                               $   (906,123)      $    (1,319,747)       $      (45,235)
Adjustments to reconcile net loss to
    net cash provided by operating activities:

       Depreciation and amortization                      5,219,396             5,895,531             3,849,897
       Loss on sale of computer equipment                   196,690               691,808                     -
       Other non-cash activities included in
          determination of net loss                      (2,848,893)           (2,689,616)           (1,514,550)
       Changes in operating assets and
          liabilities:
          Lease income receivable                           112,488                51,405              (174,362)
          Other receivables and deposits                     15,017                12,193                49,453
          Accounts receivable -
            General Partner                                   6,772                (6,772)               74,139
          Accounts payable                                  (39,773)              (11,741)               39,419
          Accounts payable - General Partner                 57,916               (83,874)               57,005
          Unearned lease income                             (67,036)              (13,536)              112,152
          Organization cost paid to the
             General Partner                                     --                     --               (36,734)
                                                     --------------------------------------------------------------
Net cash provided by operating activities                 1,746,454             2,525,651             2,411,184

Investing activities

Capital expenditures                                     (1,347,809)           (1,035,293)           (6,353,404)
Accounts payable - Commonwealth
 Capital Corp.                                                1,823               (22,222)                   --
Net proceeds from sale of computer
    equipment                                               347,654               748,241                    --
Payment of computer equipment payable                      (195,864)               (9,624)                   --
Equipment acquisition fees paid to the
    General Partner                                        (213,186)             (156,616)             (403,549)
                                                     --------------------------------------------------------------
Net cash used in investing activities                    (1,407,382)             (475,514)           (6,756,953)

Financing activities
Limited partners' contributions                                   -                     -             4,352,171
Offering costs                                                    -                     -              (391,829)
Offering costs paid to the General Partner                        -                     -               (67,592)
Distributions to partners                                (1,275,467)           (1,275,467)           (1,195,585)
Debt placement fee paid to the
    General Partner                                         (30,141)              (33,713)              (29,920)
                                                     --------------------------------------------------------------
                                                     --------------------------------------------------------------
Net cash (used in) provided by financing
    activities                                           (1,305,608)           (1,309,180)            2,667,245
                                                     --------------------------------------------------------------

Net (decrease) increase in cash and cash
    equivalents                                            (966,536)              740,957            (1,678,524)
                                                     --------------------------------------------------------------
Cash and cash equivalents at beginning
    of year                                               1,082,795               341,838             2,020,362
                                                     --------------------------------------------------------------
Cash and cash equivalents at end of year               $    116,259       $     1,082,795        $      341,838
                                                     --------------------------------------------------------------
                                                     --------------------------------------------------------------

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

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund I, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. Annual cash distributions to limited partners have been made at a rate of 10% (Preferred Distribution) of their original contributed capital. Distributions during 1997, 1996, and 1995 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit, for units which were outstanding for the entire year. (For a limited partner's unit acquired during 1995 the return of capital would be less than these amounts.) In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

                       Commonwealth Income & Growth Fund I

1. Business (continued)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Accounting Policies

Revenue Recognition

Through December 31, 1997, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

During 1997 and 1996, the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $154,000 and $904,000 in the fourth quarters of 1997 and 1996, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

                       Commonwealth Income & Growth Fund I

2. Accounting Policies (continued)

Additionally in 1995, the Partnership identified specific computer equipment whose lives were reduced from the established useful lives, to reflect the impact of technological changes. These changes in estimates reduced net income by approximately $299,000 in 1995. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other assets, consisting of organization costs and other deferred expenses, are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

Income Taxes

The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

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

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1997:

                  1998                  $    4,244,000
                  1999                       2,093,000
                  2000                         415,000
                                     ----------------------
                                        $    6,752,000

                                     ----------------------
                                     ----------------------

Lease income from two lessees, each exceeding 10% of total lease income, aggregated 23% of lease income for the year ended December 31, 1997. Lease income from two lessees, each exceeding 10% of total lease income, aggregated 35% of lease income for the year ended December 31, 1996. Lease income from three lessees, each exceeding 10% of total lease income, aggregated 40% of lease income for the year ended December 31, 1995.

4. Related Party Transactions

Organizational Fee

The General Partner was entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1995, such organizational fees of approximately $104,000 were paid to the General Partner.

                       Commonwealth Income & Growth Fund I

4. Related Party Transactions (continued)

Reimbursement of Expenses

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1997, 1996 and 1995 the Partnership paid $54,000, $0, and $7,000 to the General Partner for reimbursement of expenses.

Equipment Acquisition Fee

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. During 1997, 1996, and 1995, equipment acquisition fees of approximately $213,000, $157,000, and $404,000, respectively, were paid to the General Partner.

Debt Placement Fee

As compensation for arranging Term Debt to finance the acquisition of Equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1997, 1996, and 1995, debt placement fees of approximately $30,000, $33,000, and $30,000, respectively, were paid to the General Partner.

                       Commonwealth Income & Growth Fund I

4. Related Party Transactions (continued)

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
(1) the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases. During 1997, 1996, and 1995, equipment management fees of approximately $260,000, $295,000, and $207,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Re-lease Fee

As compensation for providing re-leasing services for any Equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or Conditional Sales Contract, arranged a subsequent lease or Conditional Sales Contract for the use of such Equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of Gross Lease Revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1997, 1996, or 1995.

Equipment Liquidation Fee

With respect to each item of Equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of (i) 50% of the Competitive Equipment Sale Commission or (ii) three percent of the sales price for such Equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their Capital Contributions and a 10% per annum cumulative return, compounded daily, on Adjusted Capital Contributions ("Priority Return") and (ii) the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1997, 1996 or 1995.

                       Commonwealth Income & Growth Fund I

5. Notes Payable

Notes payable consisted of the following:

                                                                          1997                 1996
                                                                   -----------------------------------------

Installment note payable to a bank; interest at 8.6%; due in monthly installments of $10,072 including interest through
    September 1997                                                    $            -      $       87,483
Installment note payable to a bank; interest at 8.6%; due in monthly installments of $6,204 including interest through
    November 1997                                                                  -              71,084
Installment note payable to a bank; interest at 8.5%; due in monthly installments of $8,315 including interest through
    December 1997                                                                  -              95,334
Installment note payable to a bank; interest at 8.8%; due in monthly installments of $4,949 including interest through
    December 1997                                                                  -              56,664
Installment note payable to a bank; interest at 6.3%; due in monthly installments of $5,254 including interest through
    December 1997                                                                  -              60,946
Installment note payable to a bank; interest at 8.8%; due in monthly installments of $5,607 including interest through
    August 1998                                                               43,415             103,986
Installment note payable to a bank; interest at 8.6%; due in monthly installments of $16,639 including interest through
    September 1998                                                           144,501             323,228
Installment note payable to a bank; interest at 7.8%; due in monthly installments of $10,166 including interest through
    November 1998                                                            107,746             217,161
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $4,115 including interest through
    December 1998                                                             47,751              92,629
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $15,983 including interest through
    February 1999                                                            214,928             386,648
Installment note payable to a bank; interest at 8.5%; due in monthly installments of $29,191 including interest through
    March 1999                                                               414,018             715,078
Installment note payable to a bank; interest at 7.9%; due in monthly installments of $7,683 including interest through
    June 1999                                                                130,042             208,614
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $15,501 including interest through
    June 1999                                                                276,895             435,618
Installment note payable to a bank; interest at 7.2%; due in monthly installments of $10,711 including interest through
    July 1999                                                                191,795             302,166
Installment note payable to a bank; interest at 6.7%; due in monthly installments of $11,501 including interest through
    September 1999                                                           227,363             345,884

                       Commonwealth Income & Growth Fund I

5. Notes Payable (continued)

Notes payable consisted of the following: (continued)

                                                                          1997         1996
                                                                   -----------------------------

Installment note payable to a bank; interest at 6.8%; due in monthly installments of $22,520 including interest through
    November 1999                                                     $ 484,578      $        -
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $14,749 including interest through
    December 1998                                                       171,020               -
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $34,621 including interest through
    October 1998                                                        335,433               -
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $6,597 including interest through
    February 2000                                                       157,855               -
Installment note payable to a bank; interest at 7.10%; due in monthly installments of $29,786 including interest through
    May 2000                                                            792,084               -
Installment note payable to a bank; interest at 7.3%; due in monthly installments of $9,040 including interest through
    July 2000                                                           254,862               -
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $21,031 including interest through
    September 2000                                                      634,833               -
Installment note payable to a bank; interest at 7.12%; due in monthly installments of $11,060 including interest through
    October 2000                                                        339,629               -
                                                                   ------------------------------
                                                                     $4,968,748      $3,502,523
                                                                   ===============================

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1997 are as follows:

                  1998            $2,911,551
                  1999             1,544,605
                  2000               512,592
                               ---------------
                                  $4,968,748
                               ---------------
                               ---------------

The fair market value of debt approximates its carrying value at December 31, 1997 and 1996.

                      Commonwealth Income & Growth Fund I

6. Supplemental Cash Flow Information

Other non-cash activities included in the determination of net loss are as follows:

                                                              1997                   1996                   1995
                                                     --------------------------------------------------------------
Lease income, net of interest expense on
    notes payable realized as a result of direct
    payment of principal by lessee to bank             $    2,848,893         $    2,674,867        $    1,464,632
Lease income paid to original lessor in lieu
    of cash payment for computer equipment
    acquired                                                        -                 14,749                49,918
                                                     ---------------------------------------------------------------
Total adjustment to net loss from other
    noncash activities                                 $    2,848,893         $    2,689,616        $    1,514,550
                                                     ---------------------------------------------------------------
                                                     ---------------------------------------------------------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash investing and financing activities include the following:

                                                                 1997                     1996                     1995
                                                     -------------------------------------------------------------------------------
Debt assumed in connection with purchase
    of computer equipment                              $    3,981,858              $    2,344,453        $   3,127,691
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Accounts payable in connection with the
    purchase of computer equipment                                  -              $      529,124        $     559,473
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Computer equipment payable converted to a
    note payable                                       $      333,260              $      527,627        $           -
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------

                       Commonwealth Income & Growth Fund I

7. Reconciliation of Net Loss Reported for Financial Reporting Purposes to Taxable (Loss) Income


                                                              1997                 1996                    1995
                                                     ----------------------------------------------------------------------

Net loss for financial reporting purposes              $      (906,123)      $    (1,319,747)      $      (45,235)
       Adjustments:
       Loss on sale of computer equipment                   (1,224,887)           (1,177,731)                   -
       Depreciation                                            241,706               469,401              203,759
       Amortization                                            248,516               287,516              171,728
       Unearned lease income                                    27,603                14,055               (3,321)
       Penalties and other                                      39,161                     -                    -
                                                     ----------------------------------------------------------------------
Taxable (loss) income                                  $    (1,574,024)      $    (1,726,506)      $      326,931
                                                     ----------------------------------------------------------------------
                                                     ----------------------------------------------------------------------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1997

                                    Contents

Report of Independent Auditors.............................................38

Balance Sheet..............................................................39
Notes to Balance Sheet.....................................................40

                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 28, 1997

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet


                                                                    February 28
                                                                        1997
                                                                    -----------
Assets
Cash .........................................................      $       500
Accounts receivable from Income Funds and
    Commonwealth Capital Corp. ...............................            2,069
Investment in Partnerships ...................................            2,000
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------

Liabilities
Accounts payable to Income Funds and
    Commonwealth Capital Corp. ...............................      $     3,469

Stockholders' equity
Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100 .......................              100
Additional paid-in capital ...................................        1,001,000
                                                                    -----------
                                                                      1,001,100
Less: note receivable ........................................       (1,000,000)
                                                                    -----------
                                                                          1,100
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------


See accompanying notes.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1997

1. The Company

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership and the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership. On April 28, 1997 the Company contributed $1,000 in cash to become the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited Partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

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

2. Investment in Partnerships

The Company contributed $2,000 in cash through February 28, 1997 to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. Related Party Transactions

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates," and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                             As of February 28, 1997

                                    Contents

Report of Independent Auditors...............................................38

Audited Consolidated Balance Sheet...........................................39

Notes to Consolidated Balance Sheet..........................................40


                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 28, 1997

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1997

Assets
Cash and cash equivalents ..................................         $   162,028
Receivables from Income Funds ..............................             308,686
Advances to Income Funds ...................................             317,400
Other receivables ..........................................             134,335
Income taxes receivable ....................................              33,000
Minimum lease payments receivable, net of
    unearned interest income of $4,316,972 .................           9,045,000
Deferred tax asset .........................................             122,000
Investment in Income Funds .................................              18,200
Other assets ...............................................              10,976
Office furniture and equipment, net of
    accumulated depreciation of $84,668 ....................              32,323
                                                                     -----------
Total assets ...............................................          10,183,948
                                                                     -----------
                                                                     -----------
Liabilities and stockholder's equity
Accounts payable and accrued expenses ......................             118,144
Nonrecourse obligations ....................................           9,045,000
                                                                     -----------
Total liabilities ..........................................           9,163,144

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10 ..................                  10
    Retained earnings ......................................           1,020,794
                                                                     -----------
Total stockholder's equity .................................           1,020,804
                                                                     -----------
Total liabilities and stockholder's equity .................         $10,183,948
                                                                     -----------
                                                                     -----------

See accompanying notes.

                           Commonwealth Capital Corp.

                       Notes to Consolidated Balance Sheet

                                February 28, 1997

1. Business

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 28, 1997, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

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

                           Commonwealth Capital Corp.

2. Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1997, cash equivalents were invested in a money market fund investing directly in treasury obligations.

Office Furniture and Equipment

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

Investment in Income Funds

The Company accounts for its 1% interests in the Income Funds by the equity method. Distributions were received from these Income Funds and approximated the Company's equity in the income of the Income Funds. Financial information of the Income Funds as of December 31, 1996 is as follows:

Total assets .........................................               $34,502,000
Nonrecourse debt .....................................                10,450,000
Other liabilities ....................................                 2,952,000
Partners' capital ....................................                21,067,000

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1997. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

The compensation to the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds). The Company earned approximately $1,509,000 in fees for managing the Income Funds during the year ended February 28, 1997.

                           Commonwealth Capital Corp.

3. Lease Commitments

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1997 under the leases and certificates of participation are approximately $9,045,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $7,690,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1997 to 2011.

Future minimum lease payments to be received as of February 28, 1997 are as follows:


1998 ........................................................        $ 1,190,923
1999 ........................................................          1,202,479
2000 ........................................................          1,190,739
2001 ........................................................          1,192,935
2002 ........................................................           972,677
Thereafter ..................................................          7,675,669
                                                                     -----------
                                                                      13,425,422
Less amount representing interest                                      4,380,422
                                                                     -----------
Total                                                                $ 9,045,000
                                                                     -----------
                                                                     -----------


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1998 through 2000. Future minimum lease payments under noncancelable operating leases at February 28, 1997 are $184,000 in 1998; $143,000 in 1999; and $3,000 in 2000.

4. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued.

5. Income Taxes

The Company files a consolidated federal income tax return with CDI and its subsidiaries. The Company has investment tax credit carryforwards of $266,000 at February 28, 1997. The investment tax credits expire in 1998 through 2001 and are available to reduce future federal income tax liabilities. The Company also has state net operating loss carryforwards of approximately $508,000, which expire during 1997 through 1999.

The Company has a federal deferred tax asset of $259,000 at February 28, 1997, arising primarily from the carryforward of investment tax credits. At February 28, 1997, the Company recorded a valuation allowance of approximately $137,000 because the Company concluded the future realization of all of the tax benefits underlying the asset could not be reasonably assured based on current and expected operating results. The Company believes that the remaining asset of $122,000 is more likely than not to be realized. In addition, the Company has a state deferred tax asset of $48,000 at February 28, 1997; however, the future realization of the tax benefits underlying the state deferred tax asset could not be reasonably assured and, accordingly, a valuation allowance was recorded in the amount of $48,000.

6. Related Party Transactions

During 1997, the Company made $373,388 in cash advances to certain Income Funds to fund cash distributions to limited partners. The remaining advances of $317,400 are due on demand.

7. Legal Settlement

In 1997, the Company settled a dispute over contract terms with a former lessee, whereby the lessee agreed to pay $190,000 for release of all future liability. The Company received $95,000 through February 28, 1997 and the remaining $95,000, included in other receivables at February 28, 1997, was subsequently received.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

     The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                      TITLE
-------------------      ------------------------------------------------
George S. Springsteen    Chairman of the Board of Directors and President
                         of the General Partner and  Com Cap Corp.
Kimberly A. MacDougall   Executive Vice President, Chief Operating Officer
                         and Secretary of the General Partner and Com Cap Corp.



David A. Kintzer         Vice President and Chief Financial Officer of the
                         General Partner and Com Cap Corp.



Kathleen S. Enscoe       Assistant Vice President and Controller of the General
                         Partner and Com Cap Corp.

Gregory M. Lorenz        Vice President of Com Cap Corp.

Magdalia Cruz            Assistant Vice President of Com Cap Corp.


     George S. Springsteen, age 63, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania.
The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

     Kimberly A. MacDougall, age 38, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined ComCap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

     David A. Kintzer, age 38, is Vice President and Chief Financial Officer of both Com Cap Corp. and the General Partner and has been employed at Com Cap Corp. since 1991. Mr. Kintzer also serves as Vice President and Chief Financial Officer of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. From 1984 to 1990, Mr. Kintzer was employed by Continental Computer Leasing Corporation, a computer leasing company with an equipment lease portfolio of $40,000,000 and annual revenue of $20,000,000. While at Continental, Mr. Kintzer served as Controller and Chief Financial Officer and managed its accounting, financial, EDP, banking relationships and personnel functions. Prior to 1984, Mr. Kintzer was employed by the international public accounting firm of Ernst & Young LLP. Mr. Kintzer is a member of both the American Institute of Certified Public Accountants and The Pennsylvania Institute of Certified Public Accountants. Mr. Kintzer received an A.B. degree in accounting from Franklin & Marshall College in 1981.

     Kathleen S. Enscoe, age 32, is Assistant Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

     Gregory M. Lorenz, age 35, is Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since April of 1994. From 1985 to 1993, Mr. Lorenz was employed by Daley Marketing Corp. where he served as Vice President of Marketing and Director of Sales and Marketing. Mr. Lorenz is a member of the Equipment Leasing Association and received an Associates of Arts degree from Orange Coast College in 1984.

     Magdalia Cruz, age 29, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by Com Cap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shafer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. degree in Business Management at West Chester University. Ms. Cruz is a member of the Equipment Leasing Association, Investment Planning Association, and holds her Series 22, 63, and 39 NASD licenses.

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

                                                                                               AMOUNT    AMOUNT      AMOUNT
                   ENTITY                                                                     INCURRED  INCURRED    INCURRED
                 RECEIVING                                                                     DURING    DURING      DURING
                COMPENSATION                              TYPE OF COMPENSATION                  1997      1996        1995
--------------------------------------------  --------------------------------------------    --------- --------- ----------

                                              OFFERING AND ORGANIZATION STAGE

The General Partner                           Organizational Fee. An Organization Fee           $0          $0    $104,000
                                              equal to three percent of the first
                                              $10,000,000 of Limited Partners' Capital
                                              Contributions and two percent of the Limited
                                              Partners' Capital Contribution in excess of
                                              $10,000,000, as compensation for the
                                              organization of the Partnership. The General
                                              Partner paid all Organizational and Offering
                                              Expenses which include legal, accounting and
                                              printing expenses; various registration and
                                              filing fees; miscellaneous expenses related
                                              to the organization and formation of the
                                              Partnership; other costs of registration;
                                              and costs incurred in connection with the
                                              preparation, printing and distribution of
                                              this Report and other sales literature,
                                              other than underwriter's commissions and a
                                              non-accountable expense allowance payable to
                                              the Dealer Manager.

                                              OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates        Reimbursement of Expenses. The General          $54,000        $0    $7,000
                                              Partner and its Affiliates are entitled to
                                              reimbursement by the Partnership for the
                                              cost of goods, supplies or services obtained
                                              and used by the General Partner in
                                              connection with the administration and
                                              operation of the Partnership from third
                                              parties unaffiliated with the General
                                              Partner. In addition, the General Partner and
                                              its affiliates are entitled to reimbursement
                                              for certain expenses incurred by the General
                                              Partner and its affiliates in connection with
                                              the administration and operation of the
                                              Partnership.

The General Partner                           Equipment Acquisition Fee. An Equipment         $213,000  $157,000  $404,000
                                              Acquisition Fee of four percent of the
                                              Purchase Price of each item of Equipment
                                              purchased as compensation for the
                                              negotiation of the acquisition of the
                                              Equipment and the lease thereof or sale
                                              under a Conditional Sales Contract. The fee
                                              was paid upon closing of the Offering with
                                              respect to the Equipment purchased by the
                                              Partnership with the net proceeds of the
                                              Offering available for investment in
                                              Equipment. When the Partnership acquired
                                              Equipment in an amount exceeding the net
                                              proceeds of the Offering available for
                                              investment in Equipment, the fee was paid
                                              when such Equipment was acquired.

The General Partner                           Debt Placement Fee. As compensation for         $30,000   $33,000   $30,000
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

The General Partner                           Equipment Management Fee. A monthly fee         $260,000  $295,000  $207,000
                                              equal to the lesser of (i) the fees which
                                              would be charged by an independent third
                                              party for similar services for similar
                                              equipment or (ii) the sum of (a) two percent
                                              of (1) the Gross Lease Revenues attributable
                                              to Equipment which is subject to Full Payout
                                              Net Leases which contain net lease
                                              provisions plus (2) the purchase price paid
                                              on Conditional Sales Contracts as received
                                              by the Partnership and (b) five percent of
                                              the Gross Lease Revenues attributable to
                                              Equipment which is subject to Operating
                                              Leases.

The General Partner                           Re-Lease Fee. As compensation for providing       $0          $0         $0
                                              re-leasing services for any Equipment for
                                              which the General Partner has, following the
                                              expiration of, or default under, the most
                                              recent lease or Conditional Sales Contract,
                                              arranged a subsequent lease or Conditional
                                              Sales Contract for the use of such Equipment
                                              to a lessee or other party, other than the
                                              current or most recent lessee or other
                                              operator of such equipment or its Affiliates
                                              ("Re-lease"), the General Partner will
                                              receive, on a monthly basis, a Re-lease Fee
                                              equal to the lesser of (a) the fees which
                                              would be charged by an independent third
                                              party for comparable services for comparable
                                              equipment or (b) two percent of Gross Lease
                                              Revenues derived from such Re-lease.


The General Partner                           Equipment Liquidation Fee. With respect to        $0          $0        $0
                                              each item of Equipment sold by the General
                                              Partner (other than in connection with a
                                              Conditional Sales Contract), a fee equal to
                                              the lesser of (i) 50% of the Competitive
                                              Equipment Sale Commission or (ii) three
                                              percent of the sales price of such
                                              Equipment. The payment of such fee is
                                              subordinated to the receipt by the Limited
                                              Partners of (i) a return of their Capital
                                              Contributions and a 10% per annum cumulative
                                              return, compounded daily, on Adjusted
                                              Capital Contributions ("Priority Return")
                                              and (ii) the Net Disposition Proceeds from
                                              such sale in accordance with the Partnership
                                              Agreement. Such fee is reduced to the extent
                                              any liquidation or resale fees are paid to
                                              unaffiliated parties.




                                              INTEREST IN THE PARTNERSHIP

The General Partner                           Partnership Interest. The General Partner       $12,755   $12,755   $11,956
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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is subject to various conflicts on interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

     COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S TIME

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

     If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

     Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

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

     In certain instances, the Partnership finds it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

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

     The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

     As of December 31, 1997, the Partnership was indebted to Com Cap Corp. for approximately $41,000 in connection with the Partnership's reimbursable expenses. The entire debt was satisfied in January 1998.

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

    "Unit" means a Limited Partnership interest in the Partnership

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.

         Commonwealth Income & Growth Fund I
           Report of Independent Auditors
           Balance Sheets as of December 31, 1997 and 1996
           Statements of Operations for each of the three years ended
            December 31, 1997
           Statements of Partners' Capital for each of the three years ended
            December 31, 1997
           Statements of Cash Flows for each of the three years ended
            December 31, 1997
           Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.
           Report of Independent Auditors
           Balance Sheet as of February 28, 1997
           Notes to Balance Sheet

         Commonwealth Capital Corp.
           Report of Independent Auditors
           Consolidated Balance Sheet as of February 28, 1997
           Notes to Consolidated Balance Sheet

 (a)(2)  Schedules.

         Schedules are omitted because
         they are not applicable, not required,
         or because the required information is included in the financial statements and notes thereto.

 (a)(3)  Exhibits.

         * 3.1 Certificate of Limited Partnership
         **3.2  Agreement of Limited Partnership

            27 Financial Data Schedule
               ----------------

         *     Incorporated by reference from the Partnership's
                  Registration Statement on Form S-1 (Registration No. 33-69996)
        **     Incorporated by reference for the Partnership's Annual Report on
                  Form 10-K for the year ended December 31, 1994.

  (b)   Reports on Form 8-K.

        NOT APPLICABLE

  (c)   Exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 9, 1998 by the undersigned thereunto duly authorized.

                                            COMMONWEALTH INCOME & GROWTH FUND I
                                              By: COMMONWEALTH INCOME & GROWTH
                                                  FUND, INC., General Partner



                                           By: /s/ George S. Springsteen
                                               --------------------------------
                                               George S. Springsteen, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 1998.

          SIGNATURE                                CAPACITY
------------------------------            ---------------------------


  /s/ GEORGE S. SPRINGSTEEN         Chairman, President and Sole  Director of
------------------------------      Commonwealth Income & Growth Fund, Inc.
    George S. Springsteen


  /s/ KIMBERLY A. MACDOUGALL        Executive Vice President Chief Operating
------------------------------      Officer and Secretary
     Kimberly A. MacDougall


     /s/ DAVID A. KINTZER           Vice President, and Chief Financial Officer
------------------------------      of Commonwealth Income & Growth Fund, Inc.
       David A. Kintzer


    /s/ KATHLEEN S. ENSCOE          Controller of Commonwealth
------------------------------      Income & Growth Fund,
      Kathleen S. Enscoe            Inc.