Form 10-Q
period 1998-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1998-05-29
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to                     .
                               --------------------    --------------------


                        Commission File Number: 33-69996


                      COMMONWEALTH INCOME & GROWTH FUND I
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                 23-2735641
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

                           YES   [ X ]                  NO   [   ]

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets


                                                                                           (Audited)
                                                                March 31,                 December 31,
                                                                  1998                        1997
                                                            ---------------             ---------------
Assets
Cash and cash equivalents                                       $ 166,902                   $ 116,259
Lease income receivable                                           155,363                     146,562
Other receivables and deposits                                      8,789                       8,567
Accounts receivable - General Partner                               1,495                         -

Computer equipment, at cost                                    17,232,806                  17,355,551
Accumulated depreciation                                       (8,750,571)                 (7,928,798)
                                                            ---------------             ---------------
                                                                8,482,235                   9,426,753

Organization costs and deferred expenses, net of
   accumulated amortization of $576,617
   in 1998 and $532,265 in 1997                                   330,109                     383,503
                                                            ---------------             ---------------
Total assets                                                  $ 9,144,893                $ 10,081,644
                                                            ---------------             ---------------
                                                            ---------------             ---------------
Liabilities and partners' capital
Accounts payable                                                 $ 38,003                    $ 24,609
Accounts payable - General Partner                                      -                      18,810
Accounts payable - Commonwealth Capital Corp.                      39,100                      40,929
Unearned lease income                                             100,215                     161,781
Payable for computer equipment                                    206,306                        -
Notes payable                                                   4,384,186                   4,968,748

                                                            ---------------             ---------------
Total liabilities                                               4,767,810                   5,214,877

Partners' capital:
   General partner                                                  1,000                       1,000
   Limited partners                                             4,376,083                   4,865,767
                                                            ---------------             ---------------
Total partners' capital                                         4,377,083                   4,866,767
                                                            ---------------             ---------------
Total liabilities and partners' capital                       $ 9,144,893                $ 10,081,644
                                                            ---------------             ---------------
                                                            ---------------             ---------------



See accompanying notes.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations

               For the three months ended March 31, 1998 and 1997




                                                                    1998                     1997
                                                              ---------------           ---------------
Income:
   Lease                                                        $ 1,212,993              $ 1,426,868
   Interest and other                                                 2,846                   10,690
   Gain on sale of computer equipment                                 -                        4,148
                                                              ---------------           ---------------
                                                                  1,215,839                1,441,706
Expenses:
   Operating, excluding depreciation                                 15,275                   10,729
   Equipment management fee - General Partner                        60,650                   71,343
   Interest                                                          69,857                   76,054
   Depreciation                                                   1,114,345                1,169,072
   Amortization of organization costs and deferred
        expenses                                                     68,331                   81,668
   Loss on sale of computer equipment                                58,197                      -
                                                              ---------------           ---------------
                                                              ---------------           ---------------
                                                                  1,386,655                1,408,866
                                                              ---------------           ---------------
Net income (loss)                                                $ (170,816)                $ 32,840
                                                              ---------------           ---------------
                                                              ---------------           ---------------
Net income (loss) per equivalent limited partnership unit        $    (0.27)                $   0.05
                                                              ---------------           ---------------
                                                              ---------------           ---------------
Weighted average number of equivalent limited
   partnership units outstanding during the period                  631,358                  631,358
                                                              ---------------           ---------------
                                                              ---------------           ---------------



See accompanying notes.

                       Commonwealth Income & Growth Fund I

                         Statement of Partners' Capital



                                           General           Limited
                                           Partner           Partner            General             Limited
                                            Units             Units             Partner            Partners'             Total
                                         -----------       -----------        -----------     -----------------     --------------
Partners' capital - December 31, 1994        $ 50          $ 413,719           $ 1,000         $ 6,990,641          $ 6,991,641
   Contributions                                             217,639               -             4,352,169            4,352,169
   Offering costs                                                                  -              (459,419)            (459,419)
   Net income (loss)                                                            11,956             (57,191)             (45,235)
   Distributions                                                               (11,956)         (1,183,629)          (1,195,585)
                                         -----------       -----------        -----------     -----------------     --------------
Partners' capital - December 31, 1995          50            631,358             1,000           9,642,571            9,643,571
   Net income (loss)                                                            12,755          (1,332,502)          (1,319,747)
   Distributions                                                               (12,755)         (1,262,712)          (1,275,467)
                                         -----------       -----------        -----------     -----------------     --------------
Partners' capital - December 31, 1996          50            631,358             1,000           7,047,357            7,048,357
   Net income                                                                   12,755            (918,878)            (906,123)
   Distributions                                                               (12,755)         (1,262,712)          (1,275,467)
                                         -----------       -----------        -----------     -----------------     --------------
Partners' capital - December 31, 1997          50            631,358             1,000           4,865,767            4,866,767
   Net income (loss)                                                             3,189            (174,005)            (170,816)
   Distributions                                                                (3,189)           (315,679)            (318,868)
                                         -----------       -----------        -----------     -----------------     --------------
Partners' capital - March 31, 1998             50            631,358           $ 1,000         $ 4,376,083          $ 4,377,083
                                         -----------       -----------        -----------     -----------------     --------------
                                         -----------       -----------        -----------     -----------------     --------------



See accompanying notes.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997



                                                                   1998                   1997
                                                               -------------          -------------
Operating activities
Net Income (loss)                                              $ (170,816)              $ 32,840
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                             1,182,676              1,250,740
      Loss on sale of computer equipment                           58,197                  4,148
      Other noncash activities included in the
        determination of net income                              (625,884)              (608,995)
      Changes in operating assets and liabilities:
        Lease income receivable                                    (8,801)                42,196
        Interest and other receivables                               (222)                13,646
        Accounts payable                                           13,393                (35,572)
        Accounts payable - General Partner                        (20,305)                52,110
        Accounts payable - Commonwealth Capital Corp.              (1,829)                     -
        Unearned lease income                                     (61,566)               (70,865)
                                                               -------------          -------------
Net cash provided by operating activities                         364,843                680,248

Investing activities
Capital expenditures                                              (74,846)              (704,895)
Net proceeds from sale of computer equipment                       94,450                 92,883
Equipment acquisition fees paid to the General Partner            (12,659)               (92,236)
                                                               -------------          -------------
Net cash provided by (used in) investing activities                 6,945               (704,248)

Financing activities
Distributions to partners                                        (318,868)              (318,868)
Debt placement fees paid to the General Partner                    (2,277)               (17,640)
                                                               -------------          -------------
Net cash used in financing activities                            (321,145)              (336,508)
                                                               -------------          -------------
Net increase (decrease) in cash and cash equivalents               50,643               (360,508)
Cash and cash equivalents at beginning of period                  116,259              1,082,795
                                                               -------------          -------------
Cash and cash equivalents at end of period                      $ 166,902              $ 722,287
                                                               -------------          -------------
                                                               -------------          -------------

See accompanying notes.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                                 March 31, 1998



Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The Partnership's primary sources of capital for the three month period ended March 31, 1998 and 1997 were cash from operations of $365,000 and $680,000, respectively, and net proceeds from the sale of computer equipment of $94,000 and $93,000, respectively. The primary uses of cash for the three month period ended March 31, 1998, and 1997 were for capital expenditures for new equipment totaling $75,000 and $705,000, respectively, the payment of acquisition fees to the General Partner of $13,000 and $92,000, respecitively, the payment of debt placement fees to the General Partner of $2,000 and $17,000, respectively, and preferred distributions to partners of $319,000, respectively, for each of the quarters ended March 31, 1998 and 1997.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1998, and December 31, 1997 the Partnership had approximately $167,000 and $116,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $2,795,000 for the year ending December 31, 1998 and $2,507,000, thereafter. During the three month period ended 1,764,000. At March 31, 1998, the outstanding debt was $4,384,000, with interest rates ranging from 6.4% to 8.8%, and will be payable through October 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended March 31, 1998, the Partnership recognized income of $1,216,000 and expenses of $1,387,000, resulting in a net loss of $171,000. For the quarter ended March 31, 1997, the Partnership recognized income of $1,442,000 and expenses of $1,409,000, resulting in net income of $33,000.

Lease income decreased by 15% from $1,427,000 for the quarter ended March 31, 1997, to $1,213,000 for the quarter ended March 31, 1998. During the three months ended March 31, 1998, the Partnership expended $75,000 in cash, and assumed accounts payable of $206,000 for equipment, to acquire two leases, which generated approximately $29,000 in revenue.

Interest income decreased by 73% from $11,000 for the quarter ended March 31, 1997, to $3,000 for the quarter ended March 31, 1998. In addition, the Partnership recognized a gain on sale of computer equipment of $4,000 for the quarter ended March 31, 1997.

                        Commonwealth Income & Growth Fund I


The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 36% increase from approximately $11,000 for the quarter ended March 31, 1997, to $15,000 for the quarter ended March 31, 1998, is attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $71,000 and $61,000, respectively, for the quarters ended March 31, 1998 and 1997.

Interest expense decreased 20% from approximately $76,000 for the quarter ended March 31, 1997, to $61,000 for the quarter ended March 31, 1998.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 5% from approximately $1,251,000 for the quarter ended March 31, 1997, to $1,183,000 for the quarter ended March 31, 1998, due to a change in estimate recorded in prior period.

For the three period ended March 31, 1998, the Partnership generated cash flows from operating activities of $365,000, which includes a net loss of $171,000, and depreciation and amortization expenses of $1,183,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $585,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $41,000.

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



                                  COMMONWEALTH INCOME & GROWTH FUND I
                                   BY: COMMONWEALTH INCOME & GROWTH
                                        FUND, INC. General Partner



                                  By:
----------------------               -------------------------
Date                              George S. Springsteen
                                  President