Form 10-Q
period 1998-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1998-08-07
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to             .
                                -------------   -------------

                        Commission File Number: 33-69996

                       COMMONWEALTH INCOME & GROWTH FUND I
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-2735641
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

                                    YES   / X /                  NO   /   /

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

                     Commonwealth Income & Growth Fund I

                                                                Balance Sheets



                                                                                                   (Audited)
                                                                        June 30,                   December 31,
                                                                           1998                        1997
                                                                    -------------------------------------------
Assets
Cash and cash equivalents                                                   $ 6,242                   $ 116,259
Lease income receivable                                                     158,612                     146,562
Other receivables and deposits                                                5,933                       8,567


Computer equipment, at cost                                              16,146,466                  17,355,551
Accumulated depreciation                                                 (8,744,450)                 (7,928,798)
                                                                         ----------                  ----------
                                                                          7,402,016                   9,426,753

Organization costs and deferred expenses, net of
   accumulated amortization of $593,257
   in 1998 and $532,265 in 1997                                             270,307                     383,503

                                                                         ----------                  ----------
Total assets                                                            $ 7,843,110                $ 10,081,644
                                                                         ----------                  ----------
                                                                         ----------                  ----------

Liabilities and partners' capital

Accounts payable                                                           $ 36,115                    $ 24,609
Accounts payable - General Partner                                            8,366                      18,810
Accounts payable - Commonwealth Capital Corp.                                     -                      40,929
Unearned lease income                                                        59,782                     161,781
Notes payable                                                             3,634,648                   4,968,748

                                                                         ----------                  ----------
Total liabilities                                                         3,738,911                   5,214,877

Partners' capital:

   General partner                                                            1,000                       1,000
   Limited partners                                                       4,103,199                   4,865,767

                                                                         ----------                  ----------
Total partners' capital                                                   4,104,199                   4,866,767


Total liabilities and partners' capital                                 $ 7,843,110                $ 10,081,644
                                                                         ----------                  ----------
                                                                         ----------                  ----------

See accompanying notes.

                          Commonwealth Income & Growth Fund I

                               Statements of Operations


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                          1998           1997           1998             1997
                                                          ----           ----           ----             ----


Income:
   Lease                                              $ 1,361,846    $ 1,311,949     $ 2,574,839     $ 2,738,817
   Interest and other                                       2,516         33,125           5,362          43,815

                                                      -----------    -----------     -----------     -----------
                                                        1,364,362      1,345,074       2,580,201       2,782,632

Expenses:

   Operating, excluding depreciation                       28,956         12,079          44,231          22,808
   Equipment management fee - General Partner              68,092         65,598         128,742         136,941
   Interest                                                90,708         96,980         160,565         173,034
   Depreciation                                         1,003,139      1,254,556       2,117,484       2,423,628
   Amortization of organization costs and deferred
      expenses                                             60,094         83,633         128,425         165,301
   Loss on sale of computer equipment                      67,389        217,018         125,586         212,870

                                                      -----------    -----------     -----------     -----------
                                                        1,318,378      1,729,864       2,705,033       3,134,582
                                                      -----------    -----------     -----------     -----------

Net income (loss)                                     $    45,984    $  (384,790)    $  (124,832)    $  (351,950)
                                                      -----------    -----------     -----------     -----------
                                                      -----------    -----------     -----------     -----------

Net income (loss) per equivalent limited
    partnership unit                                  $      0.07    $     (0.61)    $     (0.20)    $     (0.56)
                                                      -----------    -----------     -----------     -----------
                                                      -----------    -----------     -----------     -----------


Weighted average number of equivalent limited
   partnership units outstanding during the period        631,358        631,358         631,358         631,358
                                                      -----------    -----------     -----------     -----------
                                                      -----------    -----------     -----------     -----------




See accompanying notes.

                       Commonwealth Income & Growth Fund I

                         Statement of Partners' Capital



                                            General            Limited
                                            Partner            Partner     General         Limited
                                             Units              Units       Partner         Partners'       Total
                                           -----------------------------------------------------------------------------------------

Partners' capital - December 31, 1994             50         413,719    $     1,000     $ 6,990,641    $ 6,991,641
   Contributions                                             217,639           --         4,352,171      4,352,171
   Offering costs                                                              --          (459,421)      (459,421)
   Net income (loss)                                                         11,956         (57,191)       (45,235)
   Distributions                                                            (11,956)     (1,183,629)    (1,195,585)
                                                  --         -------    -----------     -----------    -----------

Partners' capital - December 31, 1995             50         631,358          1,000       9,642,571       9,643,571
   Net income (loss)                                                         12,755      (1,332,502)     (1,319,747)
   Distributions                                                            (12,755)     (1,262,712)     (1,275,467)
                                                  --         -------     ----------      ----------    ------------

Partners' capital - December 31, 1996             50         631,358          1,000       7,047,357       7,048,357
   Net income (loss)                                                         12,755        (918,878)       (906,123)
   Distributions                                                            (12,755)     (1,262,712)     (1,275,467)
                                                  --         -------     ----------      ----------    ------------

Partners' capital - December 31, 1997             50         631,358          1,000       4,865,767       4,866,767
   Net income (loss)                                                          3,189        (174,005)       (170,816)
   Distributions                                                             (3,189)       (315,679)       (318,868)
                                                  --         -------     ----------      -----------   ------------

Partners' capital - March 31, 1998                50         631,358          1,000       4,376,083       4,377,083
   Net income                                                                 3,189          42,795          45,984
   Distributions                                                             (3,189)       (315,679)       (318,868)
                                                  --         -------     ----------      ----------     -----------

Partners' capital - June 30, 1998                 50         631,358     $    1,000     $ 4,103,199     $ 4,104,199
                                                  --         -------     ----------      ----------     -----------
                                                  --         -------     ----------      ----------     -----------

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

                 For the six months ended June 30, 1998 and 1997

                                                                                        1998                     1997
                                                                                   --------------------------------------

Operating activities

Net loss                                                                            $ (124,832)              $ (351,950)
Adjustments to reconcile net loss to net cash
   provided by operating activities:

      Depreciation and amortization                                                  2,245,909                2,588,929
      Loss on sale of computer equipment                                               125,586                  212,870
      Other noncash activities included in the
        determination of net loss                                                   (1,566,915)              (1,292,814)
      Changes in operating assets and liabilities:
        Lease income receivable                                                        (12,050)                 (89,421)
        Other receivables                                                                2,634                    3,705
      Accounts receivable - General Partner                                          -                          (7,684)
        Accounts payable                                                               (29,423)                 (46,273)
        Accounts payable - General Partner                                             (10,444)                -
        Unearned lease income                                                         (101,999)                 (91,836)

                                                                                    ----------               ----------
Net cash provided by operating activities                                              528,466                  925,526

Investing activities

Capital expenditures                                                                   (89,658)                (932,258)
Net proceeds from sale of computer equipment                                           104,140                  204,214
Payment of computer equipment payable                                                       --                 (205,269)
Equipment acquisition fees paid to the General Partner                                 (12,901)                (143,564)

                                                                                    ----------               ----------
Net cash provided by (used in) investing activities                                      1,581               (1,076,877)

Financing activities

Distributions to partners                                                             (637,736)                (637,736)
Debt placement fees paid to the General Partner                                         (2,328)                 (21,075)

                                                                                    ----------               ----------
Net cash used in financing activities                                                 (640,064)                (658,811)
                                                                                    ----------               ----------

Net decrease in cash and cash equivalents                                             (110,017)                (810,162)
Cash and cash equivalents at beginning of year                                         116,259                1,082,795
                                                                                    ----------               ----------

Cash and cash equivalents at end of period                                             $ 6,242                $ 272,633
                                                                                    ----------               ----------
                                                                                    ----------               ----------




See accompanying notes.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                                  June 30 1998

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

The Partnership's primary sources of capital for the six month period ended June 30, 1998 and 1997 were cash from operations of $528,000 and $926,000, respectively, and net proceeds from the sale of computer equipment of $104,000 and $204,000, respectively. The primary uses of cash for the six month period ended June 30, 1998, and 1997 were for capital expenditures for new equipment totaling $90,000 and $932,000, respectively, the payment of acquisition fees to the General Partner of $13,000 and $144,000, respectively, the payment of debt placement fees to the General Partner of $2,000 and $21,000, respectively, and preferred distributions to partners of $638,000, respectively, for the six month period ended June 30, 1998 and 1997.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1998, and December 31, 1997 the Partnership had approximately $6,000 and $116,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $1,735,000 for the year ending December 31, 1998 and $3,266,000, thereafter. During the six month period ended June 30, 1998 and 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $233,000 and $3,078,000 respectively. At June 30, 1998, the outstanding debt was $3,635,000, with interest rates ranging from 6.4% to 8.8%, and will be payable through November 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended June 30, 1998, the Partnership recognized income of $1,364,000 and expenses of $1,318,000, resulting in a net income of $46,000. For the quarter ended March 31, 1998, the Partnership recognized income of $1,216,000 and expenses of $1,387,000, resulting in a net loss of $171,000. .

Lease income increased by 4% from $1,312,000 for the quarter ended June 30, 1997, to $1,362,000 for the quarter ended June 30, 1998. During the six months ended June 30, 1998, the Partnership expended $90,000 in cash, and assumed debt in connection with the purchase of computer equipment of $233,000 for equipment, to acquire two leases, which generated approximately $52,000 in revenue.

Interest income decreased by 91% from $33,000 for the quarter ended June 30, 1997, to $3,000 for the quarter ended June 30, 1998. In addition, the Partnership recognized a loss on sale of computer equipment of $67,000 and $217,000, respectively for the quarters ended June 30, 1998 and 1997.

                       Commonwealth Income & Growth Fund I

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 142% increase from approximately $12,000 for the quarter ended June 30, 1997, to $29,000 for the quarter ended June 30, 1998, is attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $68,000 and $66,000, respectively, for the quarters ended June 30, 1998 and 1997.

Interest expense decreased 6% from approximately $97,000 for the quarter ended June 30, 1997, to $91,000 for the quarter ended June 30, 1998.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 21% from approximately $1,338,000 for the quarter ended June 30, 1997, to $1,063,000 for the quarter ended June 30, 1998, due to a change in estimate recorded in prior period.

For the six period ended June 30, 1998, the Partnership generated cash flows from operating activities of $528,000, which includes a net loss of $125,000, and depreciation and amortization expenses of $2,246,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,567,000.

For the six month period ended June 30, 1997, the Partnership generated cash flows from operating activities of $926,000, which includes a net loss of $352,000, and depreciation and amortization expenses of $2,589,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,293,000.

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

                                            COMMONWEALTH INCOME & GROWTH FUND I
                                              BY: COMMONWEALTH INCOME & GROWTH
                                                   FUND, INC. General Partner

                                            By:
---------------------------------              ------------------------------
Date                                        George S. Springsteen
                                            President