Form 10-Q
period 1998-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1998-11-12
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                       or

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

                    YES   [X]                  NO   [ ]

                      Commonwealth Income & Growth Fund I

                                 Balance Sheets


                                                                         (Audited)
                                                        September 30,   December 31,
                                                            1998            1997
                                                       -----------------------------
Assets
Cash and cash equivalents                              $   330,638   $   116,259
Lease income receivable                                     76,587       146,562
Other receivables and deposits                              18,286         8,567
Accounts receivable - General Partner                        8,954          --

Computer equipment, at cost                             14,438,696    17,355,551
Accumulated depreciation                                (8,093,573)   (7,928,798)
                                                        ----------    ----------
                                                         6,345,123     9,426,753

Organization costs and deferred expenses, net of
   accumulated amortization of $568,474
   in 1998 and $532,265 in 1997                            222,519       383,503
                                                       -----------   -----------
Total assets                                           $ 7,002,107   $10,081,644
                                                       -----------   -----------
                                                       -----------   -----------

Liabilities and partners' capital
Accounts payable                                       $    79,887   $    24,609
Accounts payable - General Partner                            --          18,810
Accounts payable - Commonwealth Capital Corp.                 --          40,929
Unearned lease income                                       81,500       161,781
Notes payable                                            2,859,460     4,968,748

                                                         ---------     ---------
Total liabilities                                        3,020,847     5,214,877

Partners' capital:
   General partner                                           1,000         1,000
   Limited partners                                      3,980,260     4,865,767

                                                         ---------     ---------
Total partners' capital                                  3,981,260     4,866,767

                                                         ---------     ---------
Total liabilities and partners' capital                $ 7,002,107   $10,081,644
                                                       -----------   -----------
                                                       -----------   -----------

See accompanying notes.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations



                                                         Three Months Ended           Nine Months Ended
                                                             September 30,              September 30,
                                                         1998          1997           1998          1997
                                                         ----          ----           ----          ----

Income:
   Lease                                             $ 1,025,069   $ 1,266,963    $ 3,599,908   $ 4,005,780
   Interest and other                                     12,857         7,557         18,219        51,372
   Gain on sale of computer equipment                    274,734        10,806        149,148          --
                                                       ---------     ---------      ---------     ---------
                                                       1,312,660     1,285,326      3,767,275     4,057,152

Expenses:
   Operating, excluding depreciation                      53,012         6,666         97,243        29,474
   Equipment management fee - General Partner             51,253        63,348        179,995       200,289
   Interest                                               59,231        90,620        219,796       263,654
   Depreciation                                          894,458     1,113,300      3,011,942     3,536,928
   Amortization of organization costs and deferred
      expenses                                            58,777        71,963        187,202       237,264
   Loss on sale of computer equipment                       --            --             --         202,064
                                                       ---------     ---------      ---------     ---------

                                                       1,116,731     1,345,897      3,696,178     4,469,673
                                                       ---------     ---------      ---------     ---------

Net income (loss)                                    $   195,929   $   (60,571)   $    71,097   $  (412,521)
                                                     -----------   -----------    -----------   -----------
                                                     -----------   -----------    -----------   -----------

Net income (loss) per equivalent limited
    partnership unit                                 $      0.31   $     (0.10)   $      0.11   $     (0.65)
                                                     -----------   -----------    -----------   -----------
                                                     -----------   -----------    -----------   -----------

Weighted average number of equivalent limited
   partnership units outstanding during the period       631,358       631,358        631,358       631,358
                                                         -------       -------        -------       -------
                                                         -------       -------        -------       -------


See accompanying notes.

                      Commonwealth Income & Growth Fund I

                         Statement of Partners' Capital



                                                General       Limited
                                                Partner       Partner         General     Limited
                                                 Units         Units          Partner     Partners'        Total
                                              --------------------------------------------------------------------

Partners' capital - December 31, 1994             50           413,719    $     1,000    $ 6,990,641   $ 6,991,641
   Contributions                                               217,639             --     (4,352,171)    4,352,171
   Offering costs                                                                  --       (459,421)     (459,421)
   Net income (loss)                                                           11,956        (57,191)      (45,235)
   Distributions                                                              (11,956)    (1,183,629)   (1,195,585)
                                              --------------------------------------------------------------------

Partners' capital - December 31, 1995             50           631,358          1,000      9,642,571     9,643,571
   Net income (loss)                                                           12,755     (1,332,502)   (1,319,747)
   Distributions                                                              (12,755)    (1,262,712)   (1,275,467)
                                              --------------------------------------------------------------------

Partners' capital - December 31, 1996             50           631,358          1,000      7,047,357     7,048,357
   Net income (loss)                                                           12,755       (918,878)     (906,123)
   Distributions                                                              (12,755)    (1,262,712)   (1,275,467)
                                              --------------------------------------------------------------------
Partners' capital - December 31, 1997             50           631,358          1,000      4,865,767     4,866,767
   Net income (loss)                                                            3,189       (174,005)     (170,816)
   Distributions                                                               (3,189)      (315,679)     (318,868)
                                              --------------------------------------------------------------------

Partners' capital - March 31, 1998                50           631,358          1,000      4,376,083     4,377,083
   Net income                                                                   3,189         42,795        45,984
   Distributions                                                               (3,189)      (315,679)     (318,868)
                                              --------------------------------------------------------------------

Partners' capital - June 30, 1998                 50           631,358          1,000      4,103,199     4,104,199
   Net income                                                                   3,189        192,740       195,929
   Distributions                                                               (3,189)      (315,679)     (318,868)
                                              --------------------------------------------------------------------

Partners' capital - September 30, 1998            50           631,358    $     1,000    $ 3,980,260   $ 3,981,260
                                              --------------------------------------------------------------------



See accompanying notes.

                      Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997



                                                            1998                  1997
                                                       -------------          -----------
Operating activities
Net income (loss)                                        $ 71,097               (412,521)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                     3,199,144              3,774,192
      Loss (gain) on sale of computer equipment          (149,148)               176,906
      Other noncash activities included in the
        determination of net income                    (2,347,491)            (2,047,864)
      Changes in operating assets and liabilities:
        Lease income receivable                            69,975                118,490
        Other receivables                                  (9,719)                25,436
        Accounts payable                                   55,278                (29,336)
        Accounts payable - General Partner                (27,764)                98,302
        Accounts payable - Commonwealth Capital Corp.     (40,929)                  --
        Unearned lease income                             (80,281)              (161,750)

                                                          -------               --------
Net cash provided by operating activities                 740,162              1,541,855

Investing activities
Capital expenditures                                     (359,044)            (1,286,019)
Net proceeds from sale of computer equipment              816,083                334,499
Equipment acquisition fees paid to the General Partner    (23,890)              (183,267)

                                                          -------               --------
Net cash provided by (used in) investing activities       433,149             (1,134,787)

Financing activities
Distributions to partners                                (956,604)              (956,604)
Debt placement fees paid to the General Partner            (2,328)               (30,780)

                                                           ------                -------
Net cash used in financing activities                    (958,932)              (987,384)
                                                         --------               --------

Net increase (decrease) in cash and cash equivalents      214,379               (580,316)
Cash and cash equivalents at beginning of period          116,259              1,082,795
                                                          -------              ---------

Cash and cash equivalents at end of period            $   330,638            $   502,479
                                                      -----------            -----------
                                                      -----------            -----------



See accompanying notes.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                               September 30, 1998


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

The Partnership's primary sources of capital for the nine month period ended September 30, 1998 and 1997 were cash from operations of $740,000 and $1,542,000, respectively, and net proceeds from the sale of computer equipment of $816,000 and $334,000, respectively. The primary uses of cash for the nine month period ended September 30, 1998, and 1997 were for capital expenditures for new equipment totaling $359,000 and $1,286,000, respectively, the payment of acquisition fees to the General Partner of $24,000 and $183,000, respectively, the payment of debt placement fees to the General Partner of $2,000 and $31,000, respectively, and preferred distributions to partners of $957,000, respectively, for the nine month period ended September 30, 1998 and 1997.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1998, and December 31, 1997 the Partnership had approximately $331,000 and $116,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $809,000 for the year ending December 31, 1998 and $2,955,000, thereafter. During the nine month period ended September 30, 1998 and 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $233,000 and $3,078,000 respectively. At September 30, 1998, the outstanding debt was $2,859,000, with interest rates ranging from 6.2% to 8.5%, and will be payable through November 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended September 30, 1998, the Partnership recognized income of $1,313,000 and expenses of $1,117,000, resulting in net income of $196,000. For the quarter ended June 30, 1998, the Partnership recognized income of $1,364,000 and expenses of $1,318,000, resulting in net income of $46,000. For the quarter ended March 31, 1998, the Partnership recognized income of $1,216,000 and expenses of $1,387,000, resulting in a net loss of $171,000.

Lease income decreased by 19% from $1,267,000 for the quarter ended September 30, 1997, to $1,025,000 for the quarter ended September 30, 1998. During the nine months ended September 30, 1998, the Partnership expended $359,000 in cash, and assumed debt in connection with the purchase of computer equipment of $233,000 for equipment, to acquire three leases, which generated approximately $286,000 in revenue.

                      Commonwealth Income & Growth Fund I

Interest income increased by 63% from $8,000 for the quarter ended September 30, 1997, to $13,000 for the quarter ended September 30, 1998. In addition, the Partnership recognized a gain on sale of computer equipment of $275,000 and $11,000, respectively for the quarters ended September 30, 1998 and 1997.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 657% increase from approximately $7,000 for the quarter ended September 30, 1997, to $53,000 for the quarter ended September 30, 1998, is attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $51,000 and $63,000, respectively, for the quarters ended September 30, 1998 and 1997.

Interest expense decreased 35% from approximately $91,000 for the quarter ended September 30, 1997, to $59,000 for the quarter ended September 30, 1998.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 20% from approximately $1,185,000 for the quarter ended September 30, 1997, to $953,000 for the quarter ended September 30, 1998, due to a change in estimate recorded in prior period.

For the nine period ended September 30, 1998, the Partnership generated cash flows from operating activities of $740,000, which includes net income of $71,000, and depreciation and amortization expenses of $3,199,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $2,342,000, and lease income paid to original lessors in lieu of cash payments for computer equipment of $5,000.

For the nine month period ended September 30, 1997, the Partnership generated cash flows from operating activities of $1,542,000, which includes a net income of $413,000, and depreciation and amortization expenses of $3,774,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $2,035,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $13,000.

Part II:   OTHER INFORMATION



                       Commonwealth Income & Growth Fund I




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



                                             COMMONWEALTH INCOME & GROWTH FUND I
                                                BY: COMMONWEALTH INCOME & GROWTH
                                                    FUND, INC. General Partner




                                            By:
-----------------------                        ---------------------------------
Date                                        George S. Springsteen
                                            President