Form 10-K405
period 1998-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1999-04-16
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                       COMMONWEALTH INCOME & GROWTH FUND I
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2735641
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                            1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
          (Address, including zip code, of principal executive offices)

                                 (610) 647-6800
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [X] NO [ ]

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

         As of December 31, 1998, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1998, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1998, the Partnership has acquired a diversified Equipment portfolio which it has leased to 22 different companies located throughout the United States. Approximately 42% of the Equipment acquired by the Partnership consists of tape storage Approximately 28% of the Equipment acquired by the Partnership consist of workstations, department servers and enterprise servers. Approximately 13% of the Equipment acquired by the Partnership consist of printers. Approximately 10% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 5% of the Equipment acquired by the Partnership consists of escon drivers. Approximately another 2% of the Equipment acquired by the Partnership consists of more traditional forms of disk storage.

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1998, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1998, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1998, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1998, the aggregate nonrecourse debt outstanding of $2,401,080 was 17% of the aggregate cost of the Equipment owned.

         The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1998, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1998, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1998, the Partnership has not refinanced any of its debt.

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

         The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time. Significant action in any of these areas by IBM or IBM Credit Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers from IBM.

INVESTMENTS

         As of March 31, 1999, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                            EQUIPMENT                   LIST       PURCHASE       MONTHLY    LEASE
LESSEE                              MFG     DESCRIPTION                PRICE         PRICE          RENT      TERM


Xerox Corp.                         SUN     (32) SUN WORK ST           440,800       277,705         286      39
Xerox Corp.                         SUN     (4)SPARC2000               590,840       305,875       1,019      39
Shared Medical Systems Corp.      STK-ICE    (25%)9200-XJ3             499,630       213,583       4,949      36
UNUM Life Insurance                 IBM     (50%) 3900 & roll          413,368       343,010       6,338      48
Fingerhut Corp.                   SIEMEN   (2) 2240-004                722,000       459,592       8,558      48
Software Maintenance Inc.           STK     (50%) 9200-XN3             949,580       236,640       5,607      36
Chrysler Corp.                      STK     (2) 4490-M30               686,158       490,110      12,001      48
GE Industrial & Power Systems       HP      (50%) HP9000/J200          202,680       157,635       4,115      36
Wang Laboratories, Inc.             PYR     (50%) NILE150              937,290       589,287      16,639      36
Shared Medical Systems Corp.        STK     (8) 9490-M34             2,126,928     1,452,140      29,191      48
Chrysler Corp.                      IBM     (20%) 3745-31A             242,244       184,383       4,203      48
Sprint Communications Company       STK     (10) 9490-M32            1,481,830       779,676      15,983      36
Sprint Communications Company       STK     (9) 9490-M32             1,335,897       703,968      15,501      36
Honda R&D                           SGI     (45%) 4XR10000             400,220       298,094       7,683      36
TRW                                 HP      (19) HP9000-C110           507,370       411,075      10,711      36
Sprint Communications Company       IBM     (2) 3995-133               421,500       286,536      10,166      24
Equitable Life Assurance Company    LEX     (80) N240                  571,351       497,477      11,501      36
Damark International                PYR     (1) 3445-1210              327,288       216,419       5,681      36
Chrysler Corp.                      STK     (50%) (7) 9490-M34         951,881       538,529      14,749      24
Chrysler Corp.                      STK     (55%) 28% tape
                                             libraries, 30% redwd,
                                              42% timberline         1,693,479       997,891      22,520      36
McDonnell Douglas                   HP      (55%) (101) HP9000       1,662,009       932,491      34,621      22
Equitable Life Assurance Company    LEX     (16) OPTRA                  74,458        94,098       2,615      36
Kaiser                              IBM     (3) 3745-61A,
                                            (3) 3746-900             2,149,234     1,191,555      29,786      36
Litton                              SUN     (1) E3000                  251,967       148,492       3,771      36
Sprint Communications Company       SUN     (2) E5000                  371,640       246,042       7,199      30
Computer Science Corporation        SGI     (50%)144 workstations    2,055,893       822,455      21,031      36
PaineWebber                         IBM     (2) 9032-003               932,206       453,900      11,060      36
Charles Schwab                      IBM     (20%) (6) 9032-003         495,889       307,983       6,989      36
Xerox Corporation                   SUN     (5) SPARC 20               243,719       153,776       1,300      39
ADP                                 IBM     (3) 3490-A20
                                            (1) 3490-B40               579,850       379,682       5,036      69
Lucent                              SUN     (1)3000server               70,300        45,892       1,181      36
Lucent                              SUN     (1)3500server               75,750        49,505       1,274      36
Pitney Bowes                        IBM     (1)3590                    526,390       299,832       5,852      40
Cendant                             SUN     (1)6000                    512,640       274,774       6,722      36
Sprint                              SUN     Upgrade to
                                            ES5000                      21,400        14,491         602      25

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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from the General Partner which has 12 employees.

ITEM 2:  PROPERTIES

                           NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                           NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE



PART II



ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1998, there were 683 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 1998, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

         Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1998, 1997, and 1996.

QUARTER ENDED                 1998            1997              1996
-----------------------------------------------------------------------

March 31                    $315,678        $315,678          $315,678

June 30                      315,678         315,678           315,678

August 31                    315,678         315,678           315,678

December 31                  315,678         315,678           315,678
                          ---------------------------------------------


                          $1,262,712      $1,262,712        $1,262,712
                          ---------------------------------------------
                          ---------------------------------------------

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

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, certain financial data for the Partnership as of and for the year ended December 31, 1998, 1997, 1996, 1995 and 1994. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                                         YEAR ENDED DECEMBER 31
                                                ------------------------------------------------------------------------
                                                   1998             1997          1996            1995          1994
                                                ------------------------------------------------------------------------

Lease Income                                    $ 4,527,348    $ 5,195,139    $ 5,908,389    $ 4,144,609     $1,129,457

Net Income (Loss)                                  (275,254)      (906,123)    (1,319,747)       (45,235)        95,047

Cash Distributions                                1,275,467      1,275,467      1,275,467      1,195,585        443,614

Net Income (Loss) per Limited Partnership Unit         (.46)         (1.46)         (2.11)          (.10)           .33

Cash Distribution per Limited Partnership Unit         2.00           2.00           2.00           2.00           1.60





                                    DECEMBER 31
                ------------------------------------------------------------------
                    1998          1997          1996         1995        1994
                ------------------------------------------------------------------

Total Assets    $ 5,906,884   $10,081,644   $11,373,203   $13,910,708   $8,827,670

Notes Payable   $ 2,401,080     4,968,748     3,502,523     3,305,310    1,642,251

         Net income (loss) per Limited Partnership unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of capital for the years ended December 31, 1998, 1997 and 1996 were cash from operations of $ 757,000, $1,746,000, and $2,526,000, respectively. The primary uses of cash were for capital expenditures for new equipment totaling $545,000, $1,348,000, and $1,035,000 for the years ended December 31, 1998, 1997 and 1996, respectively, for the payment of preferred distributions to partners totaling $1,275,000 for 1998, 1997 and 1996.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1998 and 1997 the Partnership had approximately $2,000 and $116,000, respectively, invested in these money market accounts.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 49% from December 31, 1997 to December 31, 1998, due to computer equipment leases with expiration dates in 1999. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $2,494,000 for the year ended 1999 and $947,000 thereafter. During 1998, 1997 and 1996, the Partnership incurred debt in connection with the purchase of computer equipment totaling $443,000, $3,982,000 and $2,344,000 respectively. At December 31, 1998, the outstanding debt was $2,401,000, with interest rates ranging from 6.4% to 8.5% and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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

RESULTS OF OPERATIONS

1998 AND 1997 OPERATING RESULTS

     For the year ended December 31, 1998 and 1997, the Partnership recognized income of $4,621,000 and $5,230,000 and expenses of $4,896,000 and $6,136,000, resulting in net losses of $275,000 and $906,000, respectively.

     Lease income decreased by 13% compared to 1997 primarily due to the expiration of leases in 1998. The decrease was offset by $175,000 in lease income from the 6 additional leases acquired in 1998 for which the Partnership expended approximately $545,000 in cash and assumed debt for equipment of $443,000 to acquire the 6 additional leases.

     Interest income decreased 37% from $35,000 for the year ended December 31, 1997 to $22,000 for the year ended December 31, 1998, as a result of the rental income being utilized for Equipment purchases for the year ended December 31, 1998, whereas, for the year ended December 31, 1997 the rental income was temporarily being invested in money market accounts until being utilized for Equipment purchases.

     Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 5% increased from $111,000 for the year ended December 31, 1997 to $117,000 for the year ended December 31, 1998 is primarily attributable to cost incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.

     The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee decreased 13% from approximately $260,000 during the year ended December 31, 1997 to $226,000 during the year ended December 31, 1998, which is consistent with the decrease in lease income.

     Interest income decreased 22% from approximately $349,000 during the year ended December 31, 1997 to $273,000 during the year ended December 31, 1998, as a result of obligations incurred in the purchase of Equipment in the form of notes payable being satisfied during the year ended December 31, 1998.

     Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. Depreciation and amortization during 1998 decreased 18% from $5,219,000 in 1997 to $4,280,000 due to reduction of the equipment under lease.

     The Partnership sold computer equipment with a net book value of $822,000 and $544,000 during the years ended December 31, 1998 and 1997, respectively, for a gain of $72,000 for the year ended December 31, 1998 and for a loss of $197,000 for the year ended December 31, 1997.

     For the year ended December 31, 1998, the Partnership generated cash flow from operating activities of $757,000, which includes a net loss of $275,000 and was reduced by depreciation and amortization expenses of $4,280,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $3,089,000.

1997 and 1996 OPERATING RESULTS

         For the year ended December 31, 1997 and 1996, the Partnership recognized income of $5,230,000 and $5,955,000 and expenses of $6,136,000 and $7,275,000, resulting in net losses of $906,000 and $1,320,000, respectively.

         Lease income decreased by 12% compared to 1996 primarily due to the expiration of leases in 1997. The decrease was offset by $1,292,000 in lease income from the 10 additional leases acquired in

1997 for which the Partnership expended approximately $1,348,000 in cash and assumed debt for equipment of $3,982,000 to acquire the 10 additional leases.

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

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 37% decrease from approximately $81,000 during the year ended December 31, 1996 to $111,000 during the year ended December 31, 1997 is primarily attributable to costs incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership which were not charged by Com Cap Corp. in 1996.

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

         In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $904,000 to depreciation expense to record the assets at their estimated fair value at December 31, 1996. The Partnership also recorded a charge of $154,000 to depreciation expense to record certain assets at their estimated residual values at December 31, 1997.

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

         The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partner expects that its modifications will be complete by the third quarter of 1999. The costs are not expected to exceed $15,000 and only a small percentage of these costs would be charged to the Partnership. As of December 31, 1998, the General Partner has not incurred any significant expenses.

         The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence due to the equipment not being Year 2000 compliant. The Year 2000 issue may also affect the carrying value of the equipment when it comes off of lease or be detrimental in negotiating release rates which may lead to equipment write downs or less than favorable lease recoveries. Management has considered these factors in determining the recovery of its equipment at December 31, 1998, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issue will have a significant effect on operations.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long term debt.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Commonwealth Income &
                                  Growth Fund I

                              Financial Statements

                  Years ended December 31, 1998, 1997, and 1996




                                    CONTENTS


Report of Independent Auditors................................................1

Audited Financial Statements

Balance Sheets................................................................2
Statements of Operations......................................................3
Statements of Partners' Capital...............................................4
Statements of Cash Flows......................................................5
Notes to Financial Statements.................................................6


                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 23, 1999

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets



                                                                                DECEMBER 31
                                                                         1998                 1997
                                                                   ------------------------------------
ASSETS
Cash and cash equivalents                                          $         1,565      $       116,259
Lease income receivable                                                    148,204              146,562
Other receivables and deposits                                               3,303                8,567
Accounts receivable - General Partner                                        9,199                    -

Computer equipment, at cost                                             13,864,309           17,355,551
Accumulated depreciation                                                (8,306,508)          (7,928,798)
                                                                   ------------------------------------
                                                                         5,557,801            9,426,753
Equipment acquisition costs and deferred expenses, net of
    accumulated amortization of $448,421 in 1998 and $438,354
    in 1997                                                                169,252              338,076
Organization costs, net of accumulated amortization of $121,778 in 1998 and $93,911 in 1997
                                                                            17,560               45,427
                                                                   ------------------------------------
Total assets                                                       $     5,906,884      $    10,081,644
                                                                   ------------------------------------
                                                                   ------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                   $        50,310      $        24,609
Accounts payable - General Partner                                               -               18,810
Accounts payable - Commonwealth Capital Corp.                               22,480               40,929
Unearned lease income                                                      116,968              161,781
Notes payable                                                            2,401,080            4,968,748
                                                                   ------------------------------------
Total liabilities                                                        2,590,838            5,214,877

Partners' capital:
    General partner                                                          1,000                1,000
    Limited partners                                                     3,315,046            4,865,767
                                                                   ------------------------------------
Total partners' capital                                                  3,316,046            4,866,767
                                                                   ------------------------------------
Total liabilities and partners' capital                            $     5,906,884      $    10,081,644
                                                                   ------------------------------------
                                                                   ------------------------------------



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations




                                                                     YEAR ENDED DECEMBER 31
                                                           1998                1997               1996
                                                      ------------------------------------------------------
Income:
    Lease                                             $     4,527,348     $     5,195,139    $     5,908,389
    Interest                                                   21,741              34,525             46,753
    Gain on sale of computer equipment                         71,682                   -                  -
                                                      ------------------------------------------------------
                                                            4,620,771           5,229,664          5,955,142
Expenses:
    Operating, excluding depreciation                         116,833             111,263             80,883
    Equipment management fee - General
    Partner                                                   226,367             259,757            295,420
    Interest                                                  272,640             348,681            311,247
    Depreciation                                            4,039,371           4,912,073          5,555,331
    Amortization of organization costs,
       equipment acquisition costs, and
       deferred expenses                                      240,814             307,323            340,200
    Loss on sale of computer equipment                              -             196,690            691,808
                                                      ------------------------------------------------------
                                                            4,896,025           6,135,787          7,274,889
                                                      ------------------------------------------------------
Net loss                                              $      (275,254)    $      (906,123)   $    (1,319,747)
                                                      ------------------------------------------------------
                                                      ------------------------------------------------------
Net loss per equivalent limited
    partnership unit                                  $          (.46)    $         (1.46)   $         (2.11)
                                                      ------------------------------------------------------
                                                      ------------------------------------------------------
Weighted average number of equivalent limited
    partnership units outstanding during the year             631,358             631,358            631,358
                                                      ------------------------------------------------------
                                                      ------------------------------------------------------



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                         Statements of Partners' Capital




                              GENERAL      LIMITED
                              PARTNER      PARTNER         GENERAL          LIMITED
                               UNITS        UNITS          PARTNER         PARTNERS           TOTAL
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1995             50         631,358     $       1,000    $   9,642,571    $   9,643,571
     Net income (loss)                                         12,755       (1,332,502)      (1,319,747)
     Distributions                                            (12,755)      (1,262,712)      (1,275,467)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1996             50         631,358             1,000        7,047,357        7,048,357
     Net income (loss)                                         12,755         (918,878)        (906,123)
     Distributions                                            (12,755)      (1,262,712)      (1,275,467)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1997             50         631,358             1,000        4,865,767        4,866,767
     Net income (loss)                                         12,755         (288,009)        (275,254)
     Distributions                                            (12,755)      (1,262,712)      (1,275,467)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1998             50         631,358     $       1,000    $   3,315,046    $   3,316,046
                            -------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows


                                                                    YEAR ENDED DECEMBER 31
                                                            1998               1997             1996
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $      (275,254)  $      (906,123) $    (1,319,747)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Depreciation and amortization                         4,280,185         5,219,396        5,895,531
       (Gain) loss on sale of computer equipment               (71,682)          196,690          691,808
       Other non-cash activities included in
          determination of net loss                         (3,094,256)       (2,848,893)      (2,689,616)
       Changes in operating assets and
          liabilities:
          Lease income receivable                               (1,642)          112,488           51,405
          Other receivables and deposits                         5,264            15,017           12,193
          Accounts receivable - General
             Partner                                            (9,199)            6,772           (6,772)
          Accounts payable                                      25,701           (39,773)         (11,741)
          Accounts payable - General Partner                   (18,810)           18,810          (83,874)
          Accounts payable - Commonwealth Capital
              Corp.                                            (38,626)           39,106                -
          Unearned lease income                                (44,813)          (67,036)         (13,536)
                                                       ---------------------------------------------------
Net cash provided by operating activities                      756,868         1,746,454        2,525,651

INVESTING ACTIVITIES
Capital expenditures                                          (544,691)       (1,347,809)      (1,035,293)
Accounts payable - Commonwealth Capital
    Corp.                                                       (1,823)            1,823          (22,222)
Net proceeds from sale of computer
    equipment                                                  893,739           347,654          748,241
Payment of computer equipment payable                                -          (195,864)          (9,624)
Equipment acquisition fees paid to the
    General Partner                                            (39,699)         (213,186)        (156,616)
                                                       ---------------------------------------------------
Net cash provided by (used in) investing activities            307,526        (1,407,382)        (475,514)

FINANCING ACTIVITIES
Proceeds from short-term note payable                           78,804                 -                -
Advance from Commonwealth Capital Corp.                         22,000                 -                -
Distributions to partners                                   (1,275,467)       (1,275,467)      (1,275,467)
Debt placement fee paid to the General
    Partner                                                     (4,425)          (30,141)         (33,713)
                                                       ---------------------------------------------------
Net cash used in financing activities                       (1,179,088)       (1,305,608)      (1,309,180)
                                                       ---------------------------------------------------
Net (decrease) increase in cash and cash
    equivalents                                               (114,694)         (966,536)         740,957
Cash and cash equivalents at beginning of
    year                                                       116,259         1,082,795          341,838
                                                       ---------------------------------------------------
Cash and cash equivalents at end of year               $         1,565   $       116,259  $     1,082,795
                                                       ---------------------------------------------------
                                                       ---------------------------------------------------



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                                December 31, 1998

1. BUSINESS

Commonwealth Income & Growth Fund I (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2004.

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund I, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. Annual cash distributions to limited partners have been made at a rate of 10% (Preferred Distribution) of their original contributed capital. Distributions during 1998, 1997, and 1996 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit, for units which were outstanding for the entire year. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1998, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                       Commonwealth Income & Growth Fund I

2. ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

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

During 1998, 1997, and 1996 the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $135,000, $154,000, and $904,000 in the fourth quarter of 1998, 1997, and 1996, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other assets, consisting of organization costs and other deferred expenses, are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

                       Commonwealth Income & Growth Fund I

2. ACCOUNTING POLICIES (Continued)

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 is required to be adopted in the first quarter of 1999 and will result in the write-off of $18,000 of unamortized organization costs.

3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 18 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       Commonwealth Income & Growth Fund I

3. COMPUTER EQUIPMENT (Continued)

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1998:


                 1999                                   $    2,494,000
                 2000                                          821,000
                 2001                                          126,000
                                                        --------------
                                                        $    3,441,000
                                                        --------------
                                                        --------------



Lease income from two lessees, each exceeding 10% of total lease income, aggregated 27%, 23%, and 35% of lease income for the years ended December 31, 1998, 1997, and 1996, respectively.

4. RELATED PARTY TRANSACTIONS

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partners and its affiliates in connection with the administration and operation of the Partnership. During 1998 and 1997 the Partnership paid $41,000 and $54,000, respectively, to the General Partner for reimbursement of expenses. During 1996, the Partnership did not reimburse any expenses to the General Partner.

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. During 1998, 1997, and 1996, equipment acquisition fees of approximately $40,000, $213,000, and $157,000 respectively, were paid to the General Partner.

                       Commonwealth Income & Growth Fund I

4. RELATED PARTY TRANSACTIONS (Continued)

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1998, 1997, and 1996, debt placement fees of approximately $4,000, $30,000, and $33,000, respectively, were paid to the General Partner.

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1998, 1997, and 1996, equipment management fees of approximately $226,000, $260,000, and $295,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

RE-LEASE FEE

As compensation for providing re-leasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1998, 1997, or 1996.

                       Commonwealth Income & Growth Fund I

4. RELATED PARTY TRANSACTIONS (Continued)

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the general partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1998, 1997, or 1996.

5. NOTES PAYABLE

Notes payable consisted of the following:

                                                                           1998                 1997
                                                                    -----------------------------------------
Installment note payable to a bank; interest at 8.8%; due in monthly installments of $5,607 including interest through
    August 1998                                                           $         -         $    43,415
Installment note payable to a bank; interest at 8.6%; due in monthly installments of $16,639 including interest through
    September 1998                                                                  -             144,501
Installment note payable to a bank; interest at 7.8%; due in monthly installments of $10,166 including interest through
    November 1998                                                                   -             107,746
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $4,115 including interest through
    December 1998                                                                   -              47,751
Installment note payable to a bank; interest at 7.9%; due in monthly installments of $7,683 including interest through June
    1999                                                                            -             130,042


                       Commonwealth Income & Growth Fund I

5. NOTES PAYABLE (Continued)

Notes payable consisted of the following:


                                                                           1998                 1997
                                                                    -----------------------------------------
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $14,749 including interest through
    December 1998                                                     $             -     $       171,020
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $34,621 including interest through
    October 1998                                                                    -             335,433
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $15,983 including interest through
    February 1999                                                              31,708             214,928
Installment note payable to a bank; interest at 8.5%; due in monthly installments of $29,191 including interest through
    March 1999                                                                 86,347             414,018
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $15,501 including interest through
    June 1999                                                                 105,849             276,895
Installment note payable to a bank; interest at 7.2%; due in monthly installments of $10,711 including interest through
    July 1999                                                                  73,209             191,795
Installment note payable to a bank; interest at 6.7%; due in monthly installments of $11,501 including interest through
    September 1999                                                            100,690             227,363
Installment note payable to a bank; interest at 6.8%; due in monthly installments of $22,520 including interest through
    November 1999                                                             239,559             484,578


                       Commonwealth Income & Growth Fund I

5. NOTES PAYABLE (Continued)

Notes payable consisted of the following: (continued)


                                                                           1998                 1997
                                                                    -----------------------------------------
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $6,597 including interest through
    February 2000                                                      $       88,167     $       157,855
Installment note payable to a bank; interest at 7.10%; due in monthly installments of $29,786 including interest through May
    2000                                                                      480,556             792,084
Installment note payable to a bank; interest at 7.3%; due in monthly installments of $9,040 including interest through July
    2000                                                                      161,807             254,862
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $21,031 including interest through
    September 2000                                                            416,767             634,833
Installment note payable to a bank; interest at 7.12%; due in monthly installments of $11,060 including interest through
    October 2000                                                              227,477             339,629
Installment note payable to a bank; interest at 7.2%, due in monthly installments of $4,203 including interest through
    December 1999                                                              48,536                   -
Installment note payable to a bank; interest at 6.5%, due in monthly installments of $6,989 including interest through
    November 2000                                                             150,770                   -
Installment note payable to a bank; interest at 7.0%, due in monthly installments of $5,852 including interest through
    December 2001                                                             189,638                   -
                                                                    -----------------------------------------
                                                                       $    2,401,080      $    4,968,748
                                                                    -----------------------------------------
                                                                    -----------------------------------------



These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1998 are as follows:


     1999                          $    1,683,290
     2000                                 650,144
     2001                                  67,646
                                   --------------
                                   $    2,401,080
                                   --------------
                                   --------------



The fair market value of debt approximates its carrying value at December 31, 1998 and 1997.

                       Commonwealth Income & Growth Fund I

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other non-cash activities included in the determination of net loss are as follows:


                                                            1998             1997              1996
                                                     ------------------------------------------------------
Lease income, net of interest expense on
    notes payable realized as a result of direct
    payment of principal by lessee to bank             $    3,088,868    $    2,848,893   $    2,674,867
Lease income paid to original lessor in lieu
    of cash payment for computer equipment
    acquired                                                    5,388                 -           14,749
                                                     ------------------------------------------------------
Total adjustment to net loss from other
    non-cash activities                                $    3,094,256    $    2,848,893   $    2,689,616
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------



No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash investing and financing activities include the following:


                                                            1998             1997              1996
                                                     ------------------------------------------------------
Debt assumed in connection with purchase
    of computer equipment                              $      442,937    $    3,981,858   $    2,344,453
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Accounts payable in connection with the
    purchase of computer equipment                      $           -                 -   $      529,124
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Computer equipment payable converted to a
    note payable                                       $            -    $      333,260   $      527,627
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------


                       Commonwealth Income & Growth Fund I

7. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE LOSS ON THE FEDERAL PARTNERSHIP RETURN


                                                            1998             1997              1996
                                                     ------------------------------------------------------
Net loss for financial reporting purposes              $      (275,254)  $      (906,123) $    (1,319,747)
Adjustments:
    Loss on sale of computer equipment                        (287,465)       (1,224,887)      (1,177,731)
    Depreciation                                               405,303           241,706          469,401
    Amortization                                               185,057           248,516          287,516
    Unearned lease income                                      (38,829)           27,603           14,055
    Penalties and other                                        (25,606)           39,161                -
                                                     ------------------------------------------------------
Taxable loss on the Federal Partnership Return
                                                       $       (36,794)  $    (1,574,024) $    (1,726,506)
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------


                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1998




                                    CONTENTS

Report of Independent Auditors.................................................1

Balance Sheet..................................................................2
Notes to Balance Sheet.........................................................3


                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1998, in conformity with generally accepted accounting principles.


                                                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 3, 1998

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1998


ASSETS
Cash                                                         $           500
Investment in Partnerships                                             3,000
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------
LIABILITIES
Accounts payable to Income Funds and
    Commonwealth Capital Corp.                               $         2,400


STOCKHOLDERS' EQUITY Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100                                   100
Additional paid-in capital                                         1,001,000
                                                             ---------------
                                                                   1,001,100
Less: note receivable                                             (1,000,000)
                                                             ---------------
                                                                       1,100
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------




SEE ACCOMPANYING NOTES.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1998

1. THE COMPANY

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership, the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership, and the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

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

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interest. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1998






                                    CONTENTS


Report of Independent Auditors................................................1

Consolidated Balance Sheet....................................................2
Notes to Consolidated Balance Sheet...........................................3


                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1998 in conformity with generally accepted accounting principles.


                                                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 3, 1998

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1998

ASSETS
Cash and cash equivalents                                 $          143,089
Receivables from Income Funds                                        190,749
Advances to Income Funds                                             232,000
Other receivables                                                    114,607
Income taxes receivable                                               50,000
Minimum lease payments receivable, net of
    unearned interest income of $2,480,187                         5,785,000
Investment in Income Funds                                            15,200
Other assets                                                          11,731
Office furniture and equipment, net of
    accumulated depreciation of $97,926                               19,926
Deferred offering costs                                              223,670
                                                          ------------------
Total assets                                              $        6,785,972
                                                          ------------------
                                                          ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                     $          252,987
Due to Income Funds                                                   46,113
Nonrecourse obligations                                            5,785,000
                                                          ------------------
Total liabilities                                                  6,084,100

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10                                 10
    Retained earnings                                                701,862
                                                          ------------------
Total stockholder's equity                                           701,872
                                                          ------------------
Total liabilities and stockholder's equity                $        6,785,972
                                                          ------------------
                                                          ------------------




SEE ACCOMPANYING NOTES.

                           Commonwealth Capital Corp.

                       Notes to Consolidated Balance Sheet

                                February 28, 1998

3

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 28, 1998, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

All of the Company's fee income is derived from the Income Funds within the leasing industry. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.

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

                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1998, cash equivalents were invested in a money market fund investing directly in treasury obligations.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $46,113 at February 28, 1998. Financial information of the Income Funds as of December 31, 1997, is as follows:


Total assets                                  $     29,851,000
Nonrecourse debt                                    10,903,000
Other liabilities                                    2,281,000
Partners' capital                                   16,667,000
Net income (loss)                                      280,000


                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1998. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

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

Fees from two Income Funds for the year ended February 28, 1998, each exceeding 10% of total fee income for the year, aggregated 66%.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1998 under the leases and certificates of participation are approximately $5,785,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,530,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1998 to 2011.

                           Commonwealth Capital Corp.

3. LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments to be received as of February 28, 1998 are as follows:


1999                                                    $       920,374
2000                                                            903,828
2001                                                            906,935
2002                                                            683,324
2003                                                            684,490
Thereafter                                                    4,166,236
                                                        ---------------
                                                              8,265,187
Less amount representing interest                             2,480,187
                                                        ---------------
Total                                                   $     5,785,000
                                                        ---------------
                                                        ---------------



The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1999 through 2001. Future minimum lease payments under noncancelable operating leases at February 28, 1998 are $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.

4. PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued. There was no profit-sharing contribution for the year ended February 28, 1998.

5. INCOME TAXES

The Company files a consolidated federal income tax return with CDI and its subsidiaries.

The Company has a net deferred tax asset of $237,000 at February 28, 1998, arising primarily from investment tax credits and net operating loss carryforwards. The deferred tax asset is net of deferred tax liabilities associated with ownership of general partnership interests in the various operating Income Funds of $53,000 at February 28, 1998. The Company has recorded a valuation allowance of approximately $237,000 because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.

                           Commonwealth Capital Corp.

5. INCOME TAXES (CONTINUED)

The Company has investment tax credit carryforwards of $129,000 at February 28, 1998 which expire in 1999 through 2001. The Company has federal net operating loss carryforwards of $1,512,000, which expire in 1999 through 2001.

6. RELATED PARTY TRANSACTIONS

During 1998, the Company made $697,000, in cash advances to certain Income Funds to fund cash distributions to limited partners. The Company determined that approximately $176,000 of these advances were uncollectible and such amounts were written off. The remaining advances of $232,000 are due on demand.

During 1998, the Company determined that $12,750 in receivables from certain Income Funds were uncollectible and such amounts were written off.

7. LEGAL SETTLEMENT

In fiscal 1998, the Company was a plaintiff in a lawsuit against a company that provided office space and administrative support services in prior years. In fiscal 1998, the Company was awarded a $50,000 judgment against this company which has been included in other income. The entire balance is included in other receivables at February 28, 1998.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund II and Commonwealth Income and Growth Fund III. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and Com Cap Corp.

Kathleen S. Enscoe         Vice President and Controller of the General Partner
                           and Com Cap Corp.

Magdalia Cruz              Assistant Vice President of Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

         George S. Springsteen, age 64, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. MacDougall, age 39, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association and International association for Financial Planning.

         Kathleen S. Enscoe, age 33, is Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

         Magdalia Cruz, age 30, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by Com Cap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shafer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. degree in Business Management at West Chester University. Ms. Cruz is a member of the Equipment Leasing Association, Investment Planning Association, and holds her Series 22, 63, and 39 NASD licenses.

         Henry J. Abbott, age 48, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Before joining Commonwealth, Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation, Mr. Abbott managed a group, specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarized the types, amounts and recipients of compensation paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                               AMOUNT    AMOUNT      AMOUNT
                   ENTITY                                                                     INCURRED  INCURRED    INCURRED
                 RECEIVING                                                                     DURING    DURING      DURING
                COMPENSATION                              TYPE OF COMPENSATION                  1998      1997        1996
--------------------------------------------  --------------------------------------------    --------- --------- ----------

The General Partner and its Affiliates        Reimbursement of Expenses. The General            $41,000   $54,000     $0
                                              Partner and its Affiliates are entitled to
                                              reimbursement by the Partnership for the
                                              cost of goods, supplies or services obtained
                                              and used by the General Partner in
                                              connection with the administration and
                                              operation of the Partnership from third
                                              parties unaffiliated with the General
                                              Partner. In addition, the General Partner and
                                              its affiliates are entitled to reimbursement
                                              for certain expenses incurred by the General
                                              Partner and its affiliates in connection with
                                              the administration and operation of the
                                              Partnership.

The General Partner                           Equipment Acquisition Fee. An Equipment           $40,000   $213,000    $157,000
                                              Acquisition Fee of four percent of the
                                              Purchase Price of each item of Equipment
                                              purchased as compensation for the
                                              negotiation of the acquisition of the
                                              Equipment and the lease thereof or sale
                                              under a Conditional Sales Contract. The fee
                                              was paid upon closing of the Offering with
                                              respect to the Equipment purchased by the
                                              Partnership with the net proceeds of the
                                              Offering available for investment in
                                              Equipment. When the Partnership acquired
                                              Equipment in an amount exceeding the net
                                              proceeds of the Offering available for
                                              investment in Equipment, the fee was paid
                                              when such Equipment was acquired.

The General Partner                           Debt Placement Fee. As compensation for           $4,000    $30,000     $33,000
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

The General Partner                           Equipment Management Fee. A monthly fee           $226,000  $260,000    $295,000
                                              equal to the lesser of (i) the fees which
                                              would be charged by an independent third
                                              party for similar services for similar
                                              equipment or (ii) the sum of (a) two percent
                                              of (1) the Gross Lease Revenues attributable
                                              to Equipment which is subject to Full Payout
                                              Net Leases which contain net lease
                                              provisions plus (2) the purchase price paid
                                              on Conditional Sales Contracts as received
                                              by the Partnership and (b) five percent of
                                              the Gross Lease Revenues attributable to
                                              Equipment which is subject to Operating
                                              Leases.

The General Partner                           Re-Lease Fee. As compensation for providing       $0        $0          $0
                                              re-leasing services for any Equipment for
                                              which the General Partner has, following the
                                              expiration of, or default under, the most
                                              recent lease or Conditional Sales Contract,
                                              arranged a subsequent lease or Conditional
                                              Sales Contract for the use of such Equipment
                                              to a lessee or other party, other than the
                                              current or most recent lessee or other
                                              operator of such equipment or its Affiliates
                                              ("Re-lease"), the General Partner will
                                              receive, on a monthly basis, a Re-lease Fee
                                              equal to the lesser of (a) the fees which
                                              would be charged by an independent third
                                              party for comparable services for comparable
                                              equipment or (b) two percent of Gross Lease
                                              Revenues derived from such Re-lease.


The General Partner                           Equipment Liquidation Fee. With respect to        $0        $0          $0
                                              each item of Equipment sold by the General
                                              Partner (other than in connection with a
                                              Conditional Sales Contract), a fee equal to
                                              the lesser of (i) 50% of the Competitive
                                              Equipment Sale Commission or (ii) three
                                              percent of the sales price of such
                                              Equipment. The payment of such fee is
                                              subordinated to the receipt by the Limited
                                              Partners of (i) a return of their Capital
                                              Contributions and a 10% per annum cumulative
                                              return, compounded daily, on Adjusted
                                              Capital Contributions ("Priority Return")
                                              and (ii) the Net Disposition Proceeds from
                                              such sale in accordance with the Partnership
                                              Agreement. Such fee is reduced to the extent
                                              any liquidation or resale fees are paid to
                                              unaffiliated parties.





                                              INTEREST IN THE PARTNERSHIP

The General Partner                           Partnership Interest. The General Partner         $12,755   $12,755     $12,755
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

ACQUISITIONS

         Com Cap Corp. and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to Com Cap Corp., the General Partner or such other Affiliate as disclosed in this Report. Com Cap Corp., the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. Com Cap Corp., the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of Com Cap Corp.

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

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees;
(iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

         As of December 31, 1998, the Partnership was indebted to Com Cap Corp. for approximately $22,000 in connection with the Partnership's acquisition of Equipment. The entire debt was satisfied in January 1999.

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

"Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus
(ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

"Closing Date" means May 11, 1995.

"Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

"Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

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

"Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

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

"Initial Closing" means March 14, 1994, the date after the Minimum Subscription Amount was received on which funds to acquire Units were released from the Escrow Account and distributed to the Partnership for the acquisition of Units by Limited Partners.

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

"Net Dispositions Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

"Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

"Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a)(1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership's books with the following adjustments: (i) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations section 1.704-1(b)(2)(iv)(i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1(b)(2)(iv)(g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

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

"Partner (s)" means any one or more of the General Partner and the Limited Partners.

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

"Priority Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

"Proceeds" means proceeds from the sale of the Units.

"Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

"Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

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

"Unit" means a Limited Partnership interest in the Partnership.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a)(1)   Financial Statements.

         Commonwealth Income & Growth Fund I
         Report of Independent Auditors
         Balance Sheets as of December 31, 1998 and 1997.
         Statements of Operations for each of the three years ended December 31, 1998, 1997 and 1996
         Statements of Partners' Capital for each of the three years ended December 31, 1998, 1997 and 1996.
         Statements of Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors
         Balance Sheet as of February 28, 1998
         Notes to Balance Sheet

         Commonwealth Capital Corp.
         Report of Independent Auditors
         Consolidated Balance Sheet as of February 28, 1998
         Notes to Consolidated Balance Sheet

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

(a)(3)   Exhibits.
         * 3.1 Certificate of Limited Partnership
         **3.2 Agreement of Limited Partnership

         27 FINANCIAL DATA SCHEDULE

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-69996)

         ** Incorporated by reference for the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(b)      Reports on Form 8-K
         NOT APPLICABLE

(c)      Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 31, 1999 by the undersigned thereunto duly authorized.

                                 COMMONWEALTH INCOME & GROWTH FUND I
                                      By:   COMMONWEALTH INCOME &
                                            GROWTH FUND, INC., General Partner

                                 By:   /s/ George S. Springsteen
                                    ----------------------------
                                       George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

SIGNATURE                                            CAPACITY
---------                                            --------

/s/ GEORGE S. SPRINGSTEEN          Chairman, President and Sole Director of
--------------------------         Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. MACDOUGALL         Executive Vice President Chief Operating
--------------------------         Officer and Secretary
Kimberly A. MacDougall

/s/ KATHLEEN S. ENSCOE             Vice President and Controller of Commonwealth
--------------------------         Income & Growth Fund, Inc.
Kathleen S. Enscoe
