Form 10-Q
period 1999-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 1999-05-14
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from             to             .
                              ------------   -------------

                        Commission File Number: 33-69996


                       COMMONWEALTH INCOME & GROWTH FUND I
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                               23-2735641
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

                 YES   [ X ]          NO   [   ]

                                    COMMONWEALTH INCOME & GROWTH FUND I

                                               BALANCE SHEETS


                                                                                       (Audited)
                                                                      March 31,      December 31,
                                                                        1999              1998
                                                                   ------------      ------------
ASSETS
Cash and cash equivalents                                          $    260,418      $      1,565
Lease income receivable                                                 101,016           148,204
Other receivables and deposits                                            2,618             3,303
Accounts receivable - General Partner                                      --               9,199

Computer equipment, at cost                                          14,014,614        13,864,309
Accumulated depreciation                                             (9,311,602)       (8,306,508)
                                                                   ------------      ------------
                                                                      4,703,012         5,557,801

Equipment acquisition costs and deferred expenses, net
  of accumulated amortization of $483,738 in 1999 and
  $448,421 in 1998                                                      133,935           169,252

Organization costs, net of accumulated amortization of
  $128,459 in 1999 and $121,778 in 1998                                  10,879            17,560
                                                                   ------------      ------------
Total assets                                                       $  5,211,878      $  5,906,884
                                                                   ------------      ------------
                                                                   ------------      ------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                   $     70,686      $     50,310
Accounts payable - General Partner                                       10,716              --
Accounts payable - Commonwealth Capital Corp.                              --              22,480
Unearned lease income                                                   152,901           116,968
Notes payable                                                         1,855,595         2,401,080
                                                                   ------------      ------------
Total liabilities                                                     2,089,898         2,590,838

Partners' capital:
   General partner                                                        1,000             1,000
   Limited partners                                                   3,120,980         3,315,046
                                                                   ------------      ------------
Total partners' capital                                               3,121,980         3,316,046
                                                                   ------------      ------------
Total liabilities and partners' capital                            $  5,211,878      $  5,906,884
                                                                   ------------      ------------
                                                                   ------------      ------------


See Accompanying Notes.

                               COMMONWEALTH INCOME & GROWTH FUND I

                                     STATEMENTS OF OPERATIONS

                        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                           1999              1998
                                                       -----------      -----------
INCOME:
   Lease                                               $   807,480      $ 1,212,993
   Interest and other                                           60            2,846
                                                       -----------      -----------
                                                           807,540        1,215,839

EXPENSES:
   Operating, excluding depreciation                        26,016           15,275
   Equipment management fee - General Partner               40,374           60,650
   Interest                                                 38,427           69,857
   Depreciation                                            854,790        1,114,345
   Amortization of organization costs and deferred
        expenses                                            41,999           68,331
   Loss on sale of computer equipment                         --             58,197
                                                       -----------      -----------

                                                       -----------      -----------
                                                         1,001,606        1,386,655
                                                       -----------      -----------
Net loss                                               $  (194,066)     $  (170,816)
                                                       -----------      -----------
                                                       -----------      -----------

Net loss per equivalent limited partnership unit       $     (0.31)     $     (0.27)
                                                       -----------      -----------
                                                       -----------      -----------

Weighted average number of equivalent limited
   partnership units outstanding during the period         631,358          631,358
                                                       -----------      -----------
                                                       -----------      -----------



See Accompanying Notes.

                       COMMONWEALTH INCOME & GROWTH FUND I

                         STATEMENT OF PARTNERS' CAPITAL



                                         General           Limited
                                         Partner           Partner            General           Limited
                                          Units             Units             Partner          Partners'            Total
                                          -----             -----             -------          ---------            -----

Partners' capital - December 31, 1995       50            631,358           $  1,000        $ 9,642,571       $ 9,643,571
   Net income (loss)                                                          12,755         (1,332,502)       (1,319,747)
   Distributions                                                             (12,755)        (1,262,712)       (1,275,467)
                                            --            -------           --------        -----------       -----------
Partners' capital - December 31, 1996       50            631,358              1,000          7,047,357         7,048,357
   Net income (loss)                                                          12,755           (918,878)         (906,123)
   Distributions                                                             (12,755)        (1,262,712)       (1,275,467)
                                            --            -------           --------        -----------       -----------
Partners' capital - December 31, 1997       50            631,358              1,000          4,865,767         4,866,767
   Net income                                                                 12,755           (288,009)         (275,254)
   Distributions                                                             (12,755)        (1,262,712)       (1,275,467)
                                            --            -------           --------        -----------       -----------
Partners' capital - December 31, 1998       50            631,358              1,000          3,315,046         3,316,046
   Net loss                                                                        -           (194,066)         (194,066)
                                            --            -------           --------        -----------       -----------
Partners' capital - March 31, 1999          50            631,358           $  1,000        $ 3,120,980       $ 3,121,980
                                            --            -------           --------        -----------       -----------
                                            --            -------           --------        -----------       -----------




See Accompanying Notes.

                       COMMONWEALTH INCOME & GROWTH FUND I

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1999 and 1998



                                                                               1999             1998
                                                                            ---------        ---------

OPERATING ACTIVITIES
Net loss                                                                   $ (194,066)      $ (170,816)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                           896,787        1,182,676
      Loss on sale of computer equipment                                            -           58,197
      Other noncash activities included in the
        determination of net income                                          (545,485)        (625,884)
      Changes in operating assets and liabilities:
        Lease income receivable                                                47,188           (8,801)
        Interest and other receivables                                          9,884             (222)
        Accounts payable                                                       20,376           13,393
        Accounts payable - General Partner                                     10,716          (20,305)
        Accounts payable - Commonwealth Capital Corp.                         (22,480)          (1,829)
        Unearned lease income                                                  35,933          (61,566)
                                                                            ---------        ---------

Net cash provided by operating activities                                     258,853          364,843

INVESTING ACTIVITIES
Capital expenditures                                                                -          (74,846)
Net proceeds from sale of computer equipment                                        -           94,450
Equipment acquisition fees paid to the General Partner                              -          (12,659)
                                                                            ---------        ---------

Net cash provided by investing activities                                           -            6,945

FINANCING ACTIVITIES
Distributions to partners                                                           -         (318,868)
Debt placement fees paid to the General Partner                                     -           (2,277)
                                                                            ---------        ---------

Net cash used in financing activities                                               -         (321,145)
                                                                            ---------        ---------

Net increase in cash and cash equivalents                                     258,853           50,643
Cash and cash equivalents at beginning of period                                1,565          116,259
                                                                            ---------        ---------

Cash and cash equivalents at end of period                                  $ 260,418        $ 166,902
                                                                            ---------        ---------
                                                                            ---------        ---------



See Accompanying Notes.

                       COMMONWEALTH INCOME & GROWTH FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999


BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net loss per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

                       Commonwealth Income & Growth Fund I


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three month period ended March 31, 1999 and 1998 were cash from operations of $259,000 and $365,000, respectively, and net proceeds from the sale of computer equipment of $94,000 for the three month period ended March 31, 1998.
The primary uses of cash for the three month period ended March 31, 1998 were for capital expenditures for new equipment totaling $75,000.the payment of acquisition fees to the General Partner of $13,000, the payment of debt placement fees to the General Partner of $2,000, and preferred distributions to partners of $319,000.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1999, and December 31, 1998 the Partnership had approximately $260,000 and $2,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $1,999,000 for the year ending December 31, 1999 and $947,000, thereafter. At March 31, 1999, the outstanding debt was $1,856,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Partnership recognized income of $808,000 and expenses of $1,102,000, resulting in a net loss of $194,000. For the quarter ended March 31, 1998, the Partnership recognized income of $1,216,000 and expenses of $1,387,000, resulting in a net loss of $171,000.

Lease income decreased by 34% from $1,216,000 for the quarter ended March 31, 1998, to $808,000 for the quarter ended March 31, 1999. During the three months ended March 31, 1998, the Partnership expended $75,000 in cash, and assumed accounts payable of $206,000 for equipment, to acquire two leases, which generated approximately $29,000 in revenue. No new leases were acquired during the three months ended March 31, 1999.

Interest income decreased from $3,000 for the quarter ended March 31, 1997, to $60 for the quarter ended March 31, 1999. In addition, the Partnership recognized a loss on sale of computer equipment of $58,000 for the quarter ended March 31, 1998.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 73% increase from approximately $15,000 for the quarter ended March 31, 1998, to $26,000 for the quarter ended March 31, 1999, is attributable to the accrual of accounting fees.

                       Commonwealth Income & Growth Fund I


The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $40,000 and $61,000, respectively, for the quarters ended March 31, 1999 and 1998.

Interest expense decreased 46% from approximately $70,000 for the quarter ended March 31, 1998, to $38,000 for the quarter ended March 31, 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 25% from approximately $1,184,000 for the quarter ended March 31, 1998, to $893,000 for the quarter ended March 31, 1999.

For the three period ended March 31, 1999, the Partnership generated cash flows from operating activities of $259,000, which includes a net loss of $194,000, and depreciation and amortization expenses of $897,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $545,000.

For the three month period ended March 31, 1998, the Partnership generated cash flows from operating activities of $365,000, which includes a net loss of $171,000, and depreciation and amortization expenses of $1,183,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $585,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $41,000.

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



                                            COMMONWEALTH INCOME & GROWTH FUND I
                                              BY: COMMONWEALTH INCOME & GROWTH
                                                  FUND, INC. General Partner




-----------------------                     By:
Date                                           -----------------------
                                               George S. Springsteen
                                               President