Form 10-Q
period 1999-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1999-08-12
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

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

                 YES   [ X ]          NO   [   ]

                       COMMONWEALTH INCOME & GROWTH FUND I
                                 BALANCE SHEETS

                                                                                              (AUDITED)
                                                                          JUNE 30,           DECEMBER 31,
                                                                            1999                 1998
                                                                         -----------         ------------
ASSETS

  Cash and cash equivalents                                              $   145,573          $     1,565
  Lease income receivable                                                    194,222              148,204
  Other receivables and deposits                                               4,273                3,303
  Accounts receivable - General Partner                                           -                 9,199

  Computer equipment, at cost                                             11,370,806           13,864,309
  Accumulated depreciation                                                (7,431,837)          (8,306,508)
                                                                         -----------          -----------
                                                                           3,938,969            5,557,801
  Equipment acquisition costs and deferred expenses,
    net of accumulated amortization of $426,583 in
    1999 and $448,421 in 1998                                                101,270              169,252
  Organization costs, net of accumulated amortization
    of $133,032 in 1999 and $121,778 in 1998                                   6,306               17,560
                                                                         -----------          -----------
Total Assets                                                             $ 4,390,613          $ 5,906,884
                                                                         -----------          -----------
                                                                         -----------          -----------
LIABILITIES AND PARTNERS' EQUITY
  Accounts payable                                                       $    17,290          $    50,310
  Accounts payable - General Partner                                          82,454                    -
  Accounts payable - Commonwealth Capital Corp.                                    -               22,480
  Unearned lease income                                                      102,569              116,968
  Notes payable                                                            1,420,684            2,401,080
                                                                         -----------          -----------
Total liabilities                                                          1,622,997            2,590,838
  Partners' capital:
    Limited partner                                                        2,766,616            3,315,046
    General partner                                                            1,000                1,000
                                                                         -----------          -----------
  Total partners' capital                                                  2,767,616            3,316,046
                                                                         -----------          -----------
Total Liabilities and partners' equity                                   $ 4,390,613          $ 5,906,884
                                                                         -----------          -----------
                                                                         -----------          -----------

                             SEE ACCOMPANYING NOTES.

                       COMMONWEALTH INCOME & GROWTH FUND I

                            STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                     1999            1998           1999           1998
                                                 ------------    ------------   ------------   -----------
INCOME:
  Lease                                             $   805,774   $ 1,361,846   $ 1,613,253   $ 2,574,839
  Interest and other                                        944         2,516           998         5,362
  Gain on sale of computer equipment                    221,478          --         221,478          --
                                                    -----------   -----------   -----------   -----------
                                                      1,028,196     1,364,362     1,835,729     2,580,201

EXPENSES:
  Operating, excluding depreciation                     121,047        28,956       142,268        44,231
  Equipment management fee - General Partner             42,122        68,092        82,496       128,742
  Interest                                               29,463        90,708        67,890       160,565
  Depreciation                                          521,401     1,003,139     1,376,190     2,117,484
  Amortization of organizastion costs, equipment
    acquisition costs and deferred expenses              35,582        60,094        77,581       128,425
  Loss on sale of computer equipment                                   67,389                     125,586

                                                    -----------   -----------   -----------   -----------
                                                        749,615     1,318,378     1,746,425     2,705,033
                                                    -----------   -----------   -----------   -----------

Net income (loss)                                       278,581        45,984        89,304      (124,832)
                                                    -----------   -----------   -----------   -----------
                                                    -----------   -----------   -----------   -----------
Net income (loss) per equivalent limited
  partnership unit                                  $      0.44   $      0.07   $      0.14   $      0.20
                                                    -----------   -----------   -----------   -----------
                                                    -----------   -----------   -----------   -----------
Weighted Average numner of equivalent limited
  partnership units outstanding during the period       631,358       631,358       631,358       631,358
                                                    -----------   -----------   -----------   -----------
                                                    -----------   -----------   -----------   -----------

                            SEE ACCOMPANYING NOTES.

                       COMMONWEALTH INCOME & GROWTH FUND I

                         STATEMENTS OF PARTNERS' CAPITAL

                                                      PARTNER UNITS
                                                -------------------------          GENERAL         LIMITED
                                                  GENERAL       LIMITED            PARTNER         PARTNER'S          TOTAL
                                                -------------------------------------------------------------------------------

Partners' capital - December 31, 1995               50           631,358      $      1,000      $  9,642,571     $   9,643,571
  Net income (loss)                                                                 12,755        (1,332,502)       (1,319,747)
  Distribution                                                                     (12,755)       (1,262,712)       (1,275,467)
                                                ---------       --------      -------------     -------------    -------------
Partners' capital - December 31, 1996               50           631,358             1,000         7,047,357         7,048,357
  Net income (loss)                                                                 12,755          (918,878)         (906,123)
  Distribution                                                                     (12,755)       (1,262,712)      (12,756,467)
                                                ---------       --------      -------------     -------------    -------------
Partners' capital - December 31, 1997               50           631,358             1,000         4,865,767         4,866,767
  Net income (loss)                                                                 12,755          (288,009)         (275,254)
  Distribution                                                                     (12,755)       (1,262,712)       (1,275,467)
                                                ---------       --------      -------------     -------------    -------------
Partners' capital - December 31, 1998               50           631,358             1,000         3,315,046         3,316,046
  Net income (loss)                                                                  6,378            82,926            89,304
  Distribution                                                                      (6,378)          631,356          (637,734)
                                                ---------       --------      -------------     -------------    -------------

Partners' capital - June 30, 1999                   50           631,358      $      1,000      $  2,766,616     $   2,767,616
                                                ---------       --------      -------------     -------------    -------------
                                                ---------       --------      -------------     -------------    -------------

                             SEE ACCOMPANING NOTES.

                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                      1999            1998
                                                                  -------------   -------------
OPERATING ACTIVITIES
  Net Income                                                        $    89,304    $  (124,832)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     1,453,771      2,245,909
    (Gain) loss on sale of computer equipment                          (221,478)       125,586
    Other noncash activities included in
     determination of net income                                     (1,046,723)    (1,566,915)
    Changes in operating assets and liabilities:
      Accounts receivable - General Partner                               9,199          -
      (Increase) decrease in lease income receivable                    (46,018)       (12,050)
      (Increase) decrease in other receivables                             (970)         2,634
      Increase (decrease) in accounts payable                           (33,020)       (29,423)
      Increase (decrease) in accounts payable -
       Commonwealth Capital Corp.                                       (22,480)          -
      Increase (decrease) in accounts payable -
       General Partner                                                   82,454        (10,444)
      Increase (decrease) in unearned lease income                      (14,399)      (101,999)
                                                                    -----------    -----------
Net cash provided by operating activities                               249,640        528,466
                                                                    -----------    -----------

INVESTING ACTIVITIES:
  Capital expenditures                                                    -            (89,658)
  Net proceeds from the sale of property                                464,120        104,140
  Equipment acquisition fees paid to General Partner                     67,982        (12,901)
                                                                    -----------    -----------
Net cash provided by investing activities                               532,102          1,581

FINANCING ACTIVITIES:
  Distributions to partners                                            (637,734)      (637,736)
  Debt placement fees paid to General Partner                             -             (2,328)
                                                                    -----------    -----------
Net cash used by financing activities                                  (637,734)      (640,064)

                                                                    -----------    -----------
Net increase (decrease) in cash and equivalents                         144,008       (110,017)
Cash and cash equivalents, begining of year                               1,565        116,259
                                                                    -----------    -----------
Cash and cash equivalents, end of year                              $   145,573    $     6,242
                                                                    -----------    -----------
                                                                    -----------    -----------


                             SEE ACCOMPANING NOTES.

                       COMMONWEALTH INCOME & GROWTH FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999


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

                       Commonwealth Income & Growth Fund I

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Partnership's primary sources of capital for the six month period ended June 30, 1999 and 1998 were cash from operations of $250,000 and $528,000, respectively; and net proceeds from the sale of computer equipment of $464,000 and $104,000 for the six month period ended June 30, 1999 and 1998. The primary uses of cash for the six month period ended June 30, 1999 were for capital expenditures for new equipment totaling $90,000 the payment of acquisition fees to the General Partner of $13,000, the payment of debt placement fees to the General Partner of $2,000, and preferred distributions to partners of $638,000.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1999, and December 31, 1998 the Partnership had approximately $56,000 and $2,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $2,500,000 for the year ending December 31, 1999 and $1,500,000, thereafter. At June 30, 1999, the outstanding debt was $1,421,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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



RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, the Partnership recognized income of $1,028,000 and expenses of $750,000, resulting in net income of $278,000. For the quarter ended June 30, 1998, the Partnership recognized income of $1,364,000 and expenses of $1,318,000, resulting in net income of $46,000.

Lease income decreased by 41% from $1,362,000 for the quarter ended June 30, 1998, to $806,000 for the quarter ended June 30, 1999. During the six months ended June 30, 1999, the Partnership expended $90,000 in cash to acquire one lease, which will generate approximately $18,000 in revenue through the end of 1999.

Interest income decreased from $3,000 for the quarter ended June 30, 1998, to $1000 for the quarter ended June 30, 1999. In addition, the Partnership recognized a gain on sale of computer equipment of $221,000 for the quarter ended June 30, 1999.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 318% increase from approximately $29,000 for the quarter ended June 30, 1998, to $121,000 for the quarter ended June 30, 1999, is attributable to the accrual of accounting fees.

                       Commonwealth Income & Growth Fund I

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $42,000 and $68,000, respectively, for the quarters ended June 30, 1999 and 1998.

Interest expense decreased 68% from approximately $90,000 for the quarter ended June 30, 1998, to $29,000 for the quarter ended June 30, 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 48% from approximately $1,063,000 for the quarter ended June 30, 1998, to $557,000 for the quarter ended June 30, 1999.

For the six month period ended June 30, 1999, the Partnership generated cash flows from operating activities of $250,000, which includes a net gain of $89,000, and depreciation and amortization expenses of $1,387,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $850,000.

For the six month period ended June 30, 1998, the Partnership generated cash flows from operating activities of $528,000, which includes a net loss of $125,000, and depreciation and amortization expenses of $2,246,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,567,000.


YEAR 2000 ISSUE


The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at June 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be complete by the third quarter of 1999 and a percentage of these costs will be charged to the Partnership. As of June 30, 1999, the General Partner has not incurred any significant expenses.

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



                                       COMMONWEALTH INCOME & GROWTH FUND I
                                         BY: COMMONWEALTH INCOME & GROWTH
                                                 FUND, INC. General Partner




August 12, 1999                        By:  /s/ George S. Springsteen
-----------------                         ---------------------------
Date                                   George S. Springsteen
                                       President