Form 10-Q
period 1999-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 1999-11-12
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                       or

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

                 YES   [ X ]          NO   [   ]

              COMMONWEALTH INCOME & GROWTH FUND I
                           BALANCE SHEETS

                                                                                          (AUDITED)
                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         1999                1998
                                                                  --------------         -------------

ASSETS
Cash and cash equivalents                                               24,186                1,565
Lease income receivable                                                234,132              148,204
Other receivables and deposits                                           4,273                3,303
Accounts receivable - General Partner                               -                         9,199

Computer equipment, at cost                                         13,250,912           13,864,309
Accumulated depreciation                                          (10,335,461)          (8,306,508)
                                                                 -----------------------------------
                                                                     2,915,451            5,557,801
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $501,478 in
1999 and $448,421 in 1998                                               70,125              169,252
Organization costs, net of accumulated amortization
of $136,248 in 1999 and $121,778 in 1998                                 3,090               17,560
                                                                 -----------------------------------
Total Assets                                                         3,251,257            5,906,884
                                                                   ============       =============

Liabilities and partners' equity
Accounts payable                                                        25,361               50,310
Accounts payable - General Partner                                      66,966          -
Accounts payable - Commonwealth Capital Corp.                       -                        22,480
Unearned lease income                                                   58,065              116,968
Notes payable                                                        1,030,744            2,401,080
                                                                 -----------------------------------
Total liabilities                                                    1,181,136            2,590,838
Partners' capital:
General partner                                                          1,000                1,000
Limited partner                                                      2,069,121            3,315,046
                                                                 -----------------------------------
Total partners' capital                                              2,070,121            3,316,046
                                                                 -----------------------------------
Total Liabilities and partners' equity                               3,251,257            5,906,884
                                                                    ============       ============

                             See accompanying notes

                    COMMONWEALTH INCOME & GROWTH FUND I

                          STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                  1999        1998            1999        1998
                                                              -------------------------   ----------   -------------
INCOME:
Lease                                                        $  764,031     $1,025,069    $2,377,448    $3,599,908
Interest and other                                                1,921         12,857         2,918        18,219
Gain on sale of computer equipment                              110,071        274,734       336,179       149,148
                                                              ----------    -----------    ----------    ----------
                                                                876,023      1,312,660     2,716,545     3,767,275

EXPENSES:
Operating, excluding depreciation                                80,436         53,012       227,501        97,243
Equipment management fee - General Partner                       34,368         51,253       116,864       179,995
Interest                                                         22,008         59,231        89,897       219,796
Depreciation                                                    502,458        894,458     1,878,648     3,011,942
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                        34,362         58,777       111,942       187,202
Loss on sale of computer equipment                                    -              -             -             -

                                                              ----------    -----------    ----------    ---------
                                                                673,632      1,116,731     2,424,852     3,696,178
                                                              ----------    -----------    ----------    ----------

Net income (loss)                                               202,391        195,929       291,693        71,097
                                                              ----------    -----------    ----------    ---------
                                                              ----------    -----------    ----------    ---------

Net income (loss) per equivalent limited
  partnership unit                                             $  0.32     $      0.31     $    0.46       $  0.11

Weighted Average number of equivalent limited
  partnership units outstanding during the period              631,358         631,358       631,358       631,358
                                                              ----------    -----------    ----------    ---------
                                                              ----------    -----------    ----------    ---------

                             See accompanying notes

           COMMONWEALTH INCOME GROWTH FUND I
            STATEMENT OF PARTNERS' CAPITAL


                                            PARTNER UNITS                  GENERAL          LIMITED
                                               GENERAL      LIMITED        PARTNER          PARTNER              TOTAL
                                            ----------------------------------------------------------------------------------
Partners' capital - December 31, 1995            50         631,358      $     1,000       $  9,642,571          $  9,643,571
  Net income (loss)                                                           12,755         (1,332,502)          (1,319,747)
  Distribution                                                               (12,755)        (1,262,712)          (1,275,467)
                                            ----------------------------------------------------------------------------------
Partners' capital - December 31, 1996            50         631,358            1,000          7,047,357            7,048,357

  Net income (loss)                                                           12,755           (918,878)            (906,123)
  Distribution                                                               (12,755)        (1,262,712)         (12,756,467)
                                            ----------------------------------------------------------------------------------
Partners' capital - December 31, 1997            50         631,358            1,000          4,865,767          $ 4,866,767

  Net income (loss)                                                           12,755           (288,009)            (275,254)
  Distribution                                                               (12,755)        (1,262,712)          (1,275,467)
                                            ----------------------------------------------------------------------------------
Partners' capital - December 31, 1998            50         631,358            1,000          3,315,046         $  3,316,046

  Net income (loss)                                                            9,567           (291,693)            (282,126)
  Distribution                                                                (9,567)          (954,232)            (963,799)
                                            ----------------------------------------------------------------------------------
Partners' capital - September 30, 1999           50         631,358            1,000          2,069,121            2,070,121



                             See accompanying notes

                 COMMONWEALTH INCOME & GROWTH FUND I
                        STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                     1999            1998
                                                               -----------------------------------
OPERATING ACTIVITIES
Net Income                                                              291,693         71,097
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                         1,989,000      3,199,144
(Gain) loss on sale of computer equipment                              (336,179)      (149,148)
Other noncash activities included in
determination of net income                                          (1,030,744)    (2,347,491)
Changes in operating assets and liabilities:
Accounts receivable - General Partner                                       -                -
(Increase) decrease in lease income receivable                          (85,928)        69,975
(Increase) decrease in other receivables                                   (970)        (9,719)
Increase (decrease) in accounts payable                                 (24,949)        55,278
Increase (decrease) in accounts payable -
Commonwealth Capital Corp.                                                   -         (40,929)
Increase (decrease) in accounts payable -
General Partner                                                          66,966        (27,764)
Increase (decrease) in unearned lease income                            (58,903)       (80,281)
                                                                   -------------    --------------
Net cash provided by operating activities                               809,986        740,162
                                                                   -------------    --------------

Investing activities:
Capital expenditures                                                          -       (359,044)
Net proceeds from the sale of property                                  336,179        816,083
Equipment acquisition fees paid to General Partner                        4,910        (23,890)
                                                                   -------------    --------------
Net cash provided by investing activities                               341,089        433,149

Financing activities:
Distributions to partners                                              (963,799)      (956,604)
Debt placement fees paid to General Partner                                  -          (2,328)
                                                                   -------------    --------------
Net cash used by financing activities                                  (963,799)      (958,932)

                                                                   -------------    --------------
Net increase (decrease) in cash and equivalents                          22,621        214,379
Cash and cash equivalents, begining of year                               1,565        116,259
                                                                   -------------    --------------
Cash and cash equivalents, end of year                                   24,186        330,638
                                                                   -------------    --------------
                                                                   -------------    --------------

                             See accompanying notes

              COMMONWEALTH INCOME & GROWTH FUND I

                 NOTES TO FINANCIAL STATEMENTS

                     September 30, 1999


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the nine month period ended September 30, 1999 and 1998 were cash from operations of $809,000 and $740,000, respectively; and net proceeds from the sale of computer equipment of $110,000 and $149,000 for the nine month period ended September 30, 1999 and 1998. The primary uses of cash for the nine month period ended September 30, 1999 were for capital expenditures for new equipment totaling $90,000 the payment of acquisition fees to the General Partner of $13,000, the payment of debt placement fees to the General Partner of $2,000, and preferred distributions to partners of $963,000.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1999, and December 31, 1998 the Partnership had approximately $1,000 and $2,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $2,800,000 for the year ending December 31, 1999 and $1,500,000, thereafter. At September 30, 1999, the outstanding debt was $1,030,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, the Partnership recognized income of $876,000 and expenses of $673,000, resulting in net income of $202,000.
For the quarter ended September 30, 1998, the Partnership recognized income of $1,312,000 and expenses of $1,116,000, resulting in net income of $195,000.

Lease income decreased by 25% from $1,025,000 for the quarter ended September 30, 1998, to $764,000 for the quarter ended September 30, 1999.

Interest income decreased from $12,000 for the quarter ended September 30, 1998, to $2,000 for the quarter ended September 30, 1999. In addition, the Partnership recognized a gain on sale of computer equipment of $110,000 for the quarter ended September 30, 1999.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 52% increase from approximately $53,000 for the quarter ended September 30, 1998, to $80,000 for the quarter ended September 30, 1999, is attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $34,000 and $51,000, respectively, for the quarters ended September 30, 1999 and 1998.

Interest expense decreased 49% from approximately $59,000 for the quarter ended September 30, 1998, to $22,000 for the quarter ended September 30, 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 44% from approximately $952,000 for the quarter ended September 30, 1998, to $536,000 for the quarter ended September 30, 1999.

For the nine month period ended September 30, 1999, the Partnership generated cash flows from operating activities of $809,000, which includes a net gain of $291,000, and depreciation and amortization expenses of $1,989,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,196,000.

For the nine month period ended September 30, 1998, the Partnership generated cash flows from operating activities of $433,000, which includes a net loss of $71,000, and depreciation and amortization expenses of $3,198,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $3,063,000.

YEAR 2000 ISSUE

The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at September 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be complete by the third quarter of 1999 and a percentage of these costs will be charged to the Partnership. As of September 30, 1999, the General Partner has not incurred any significant expenses.

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



                           COMMONWEALTH INCOME & GROWTH FUND I
                            BY: COMMONWEALTH INCOME & GROWTH
                                FUND, INC. General Partner




-------------------                         By: _________________
Date                                        George S. Springsteen
                                            President