Form 10-K
period 1999-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2000-05-09
CIK 913141

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

PART I

ITEM 1:           BUSINESS

GENERAL

         Commonwealth Income and Growth Fund I ( the "Partnership") was formed on August 26, 1993 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on December 17, 1993 (the "Offerings"). The Partnership terminated its offering of Units on May 11, 1995, with 631,358 Units ($12,623,682) admitted as Limited Partners of the Partnership.

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

         As of December 31, 1999, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1999, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1999, the Partnership has acquired a diversified Equipment portfolio which it has leased to 22 different companies located throughout the United States. Approximately 42% of the Equipment acquired by the Partnership consists of tape storage Approximately 28% of the Equipment acquired by the Partnership consist of workstations, department servers and enterprise servers. Approximately 13% of the Equipment acquired by the Partnership consist of printers. Approximately 10% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 5% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately another 2% of the Equipment acquired by the Partnership consists of more traditional forms of disk storage.

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1999, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1999, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1999, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1999, the aggregate nonrecourse debt outstanding of $717,000 was 7.5% of the aggregate cost of the Equipment owned.

         The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1999, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1999, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1999, the Partnership has not refinanced any of its debt.

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

INVESTMENTS

         As of March 31, 2000, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                            EQUIPMENT                      LIST           PURCHASE      MONTHLY    LEASE
LESSEE                              MFG     DESCRIPTION                    PRICE            PRICE         RENT      TERM
Xerox Corp.                         SUN     (32) SUN WORK ST                 440,800       277,705          286      39
Xerox Corp.                         SUN     (4)SPARC2000                     590,840       305,875        1,019      39
Fingerhut Corp.                   SIEMEN    (2) 2240-004                     722,000       459,592        8,558      48
Chrysler Corp.                      STK     (2) 4490-M30                     686,158       490,110       12,001      48
GE Industrial & Power  Systems      HP      (50%) HP9000/J200                202,680       157,635        4,115      36
Wang Laboratories, Inc.             PYR     (50%) NILE150                    937,290       589,287       16,639      36
Chrysler Corp.                      IBM     (20%) 3745-31A                   242,244       184,383        4,203      48
Sprint Communications  Company      STK     (9) 9490-M32                   1,335,897       703,968       15,501      36
Honda R&D                           SGI     (45%) 4XR10000                   400,220       298,094        7,683      36
Sprint Communications  Company      IBM     (2) 3995-133                     421,500       286,536       10,166      24
Equitable Life Assurance  Company   LEX     (80) N240                        571,351       497,477       11,501      36
Chrysler Corp.                      STK     (55%) 28% tape libraries,
                                            30% redwd, 42% timberl         1,693,479       997,891       22,520      36
Equitable Life Assurance  Company   LEX     (16) OPTRA                        74,458        94,098        2,615      36
Kaiser                              IBM     (3) 3745-61A,
                                            (3) 3746-900                   2,149,234     1,191,555       29,786      36
Litton                              SUN     (1) E3000                        251,967       148,492        3,771      36
Sprint Communications  Company      SUN     (2) E5000                        371,640       231,551        7,199      30
Computer Science Corporation        SGI     (50%)144 workstations          2,055,893       822,455       21,031      36
PaineWebber                         IBM     (2) 9032-003                     932,206       455,473       11,060      36
Charles Schwab                      IBM     (20%) (6) 9032-003               495,889       307,983        6,989      36
ADP                                 IBM     (3) 3490-A20

                                            (1) 3490-B40                     579,850       379,682       5,036       69
Lucent                              SUN     (1)3000server                     70,300        45,892       1,181       36
Lucent                              SUN     (1)3500server                     75,750        49,505       1,274       36
Pitney Bowes                        IBM     (1)3590                          526,390       299,832       5,852       40
Cendant                             SUN     (1)6000                          512,640       274,774       6,722       36
Sprint                              SUN     Upgrade to
                                            ES5000                            21,400        14,491         602       25
Kaiser                              CISCO   (33) Routers                      65,835        38,948        1,333      36
Morgan Stanley                      SUN     ENT4000                          184,144       122,751        3,018      24
Moore Business                      IBM     (2)3900-DW1/2                    515,000       460,490        9,040      43
SMS                                 STK     TAPE DRIVE                     1,452,140       576,586       34,140      36
UNUM                                IBM     PRINTER                          343,010       343,010        6,338      48

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

         (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its Affiliates; or

         (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND

         RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1999, there were 683 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 1999, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

         Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1999, 1998, and 1997.

QUARTER ENDED                 1999          1998        1997
-----------------------------------------------------------------
March 31                 $  315,678   $  315,678   $  315,678

June 30                     315,678      315,678      315,678

August 31                   315,678      315,678      315,678

December 31                   2,444      315,678      315,678
                         -------------------------------------
                         $  949,473   $1,262,712   $1,262,712
                         -------------------------------------
                         -------------------------------------

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

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, certain financial data for the Partnership as of and for the year ended December 31, 1999,1998, and 1997. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                                        YEAR ENDED DECEMBER 31
                          ------------------------------------------------
                              1999             1998             1997
                          ------------------------------------------------
Lease Income                 $ 2,995,506    $ 4,527,348    $ 5,195,139

Net Loss                        (537,168)      (275,254)      (906,123)

Cash Distributions               959,043      1,275,467      1,275,467

Net Loss per Unit                   (.85)          (.46)         (1.46)

Cash Distribution per Unit          1.50           2.00           2.00



                               DECEMBER 31
                ---------------------------------------
                    1999           1998          1997
                ---------------------------------------

Total Assets    $ 2,858,500   $ 5,906,884   $10,081,644

Notes Payable       716,792     2,401,080     4,968,748

         Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

         ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of capital for the years ended December 31, 1999, 1998, and 1997 were cash from operations of $752,000, $757,000, and $1,746,000, respectively and proceeds from the sale of computer equipment of $590,000, $894,000, and $348,000 in the years ended December 31, 1999, 1998, and 1997 respectively. The primary uses of cash were for capital expenditures for new equipment totaling $161,000, $545,000, and $1,348,000 for the years ended December 31, 1999, 1998, and 1997, respectively, and for the payment of distributions to partners totaling $959,000 for 1999, and $1,275,000, in 1998 and 1997.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1999, 1998 and 1997 the Partnership had approximately $217,000, $2,000 and $116,000, respectively, invested in these money market accounts.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 65% from $3,441,000 on December 31, 1998 to $1,153,000 on December 31, 1999, due to
computer equipment leases with expiration dates in 1999. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $784,000 for the year ended 2000 and $368,000 thereafter. During 1998, and 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $443,000 and $3,982,000 respectively. No debt was incurred in 1999. At December 31, 1999, the outstanding debt was $717,000, with interest rates ranging from 6.4% to 7.5% and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

         The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

1999 and 1998 and 1997 OPERATING RESULTS

         For the year ended December 31, 1999,1998 and 1997, the Partnership recognized income of $3,005,000, $4,620,000 and $5,230,000 and expenses of $3,542,000, $4,896,000 and $6,136,000, resulting in net losses of $537,000,
$275,000 and $906,000, respectively.

         Lease income decreased from $5,195,000 in 1997 to $4,527,000 and $2,996,000 in 1998 and 1999 respectively, primarily due to the expiration of leases in 1999. The decrease was offset by $27,000 in lease income from 2 additional leases acquired in 1999 for which the Partnership expended approximately $161,000 in cash.

         Interest income decreased from $35,000 in 1997 to $22,000 and $10,000 for the years ended December 31, 1998 and 1999 respectively, as a result of the excess cash from operations and rental income being utilized for Equipment purchases for the year ended December 31, 1999, whereas, for the year ended December 31, 1997 and 1998 the capital contributions and rental income were temporarily being invested in money market accounts until being utilized for equipment purchases.

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The increase from approximately $111,000 in 1997 to approximately $117,000 and $320,000 for 1998 and 1999 respectively, is primarily attributable to reimbursable expenses to Com Cap Corp. for cost incurred in connection with the administration and operation of the Partnership. Certain administration and operation expenses were not charged to the Partnership by Com Cap Corp in 1998. The increase from $117,000 during the year ended December 31, 1998 to $320,000 during the year ended December 31, 1999 is attributable to the uncharged 1998 expenses of $59,000 for costs incurred in connection with the administration and operation of the Partnership being charged to, and taken by, Com Cap Corp. and an increase in reimbursable expenses paid to the General Partner and its affiliates of $72,000 and an increase in outside service fees of $72,000.

         The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The equipment management fee decreased from $260,000 in 1997 to $226,000 and $150,000 for 1998 and 1999 respectively, which is consistent with the decrease in lease income.

         Interest expense of $349,000 for 1997 decreased to $273,000 and $105,000 for 1998 and 1999 respectively, as a result of reduced debt from the sale of equipment.

         Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. Depreciation and amortization during 1997 was $5,219,000 and decreased to $4,280,000 and $2,809,000 in 1998 and 1999 respectively, due to the reduction of the equipment under lease.

         The Partnership sold computer equipment with a net book value of $677,000, $822,000 and $544,000 during the years ended December 31, 1999, 1998 and 1997, respectively, for a net loss of $108,000 for the year ended December 31, 1999 and a gain of $72,000 for the year ended December 31, 1998 an a net loss of $197,000 for the year ended December 31, 1997.

         The Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $10,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999 and $135,000 and $154,000 in the years ended December 31, 1998 and 1997 respectively.

         For the year ended December 31, 1999, 1998 and 1997, the Partnership generated cash flow from operating activities of $752,000, $757,000 and $1,746,000 respectively, which includes a net loss of $537,000, $275,000 and $906,000 which was reduced by depreciation and amortization expenses of $2,809,000, $4,280,000 and $5,219,000 respectively. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $1,707,000, $3,089,000 and $2,849,000 respectively.

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



NAME                       TITLE

George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
                                                Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and Secretary of the General
                                    Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

John A. Conboy III         Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of Com Cap Corp.



         George S. Springsteen, age 65, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. MacDougall, age 40, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 48, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         John A. Conboy III, age 53, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 57, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.



                                                                                      AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                      ICCURRED        INCURRD          INCURED
COMPENSATION              TYPE OF COMPENSATION                                       DURING 1999     DURING 1998      DURING 1997
                           OFFERING AND ORGNAIZATION STAGE

The General Partner        Organizational Fee. An Organization Fee equal to                $0              $0               $0
                           three percent of the first $10,000,000 of Limited
                           Partners' Capital Contributions and two percent of
                           the Limited Partners' Capital Contribution in excess
                           of $10,000,000, as compensation for the organization
                           of the Partnership. It is anticipated that all
                           Organizational and Offering Expenses which include
                           legal, accounting and printing expenses; various
                           registration and filing fees; miscellaneous expenses
                           related to the organization and formation of the
                           Partnership; other costs of registration; and costs
                           incurred in connection with the preparation, printing
                           and distribution of this Report and other sales
                           literature. The General Partner pays all
                           Organizational and Offering Expenses, other than
                           Underwriter's Commissions and a non-accountable
                           expense allowance payable to the Dealer Manager that
                           is equal to the lesser of (i) one percent of the
                           Offering proceeds or (ii) $50,000.

                           OPERATIONAL AND SALE
                           OR LIQUIDATION STAGES

The General Partner        Reimbursement of Expenses. The General and its               $160,000         $41,000          $54,000
and its Affiliates         Affiliates Partner are entitled to reimbursement by
                           the Partnership for the cost of goods, supplies or
                           services obtained and used by the General Partner in
                           connection with the administration and operation of
                           the Partnership from third parties unaffiliated with
                           the General Partner. In addition, the General Partner
                           and its affiliates are entitled to reimbursement of
                           certain expenses incurred by the General Partner and
                           its affiliates in connection with the administration
                           and operation of the Partnership. The amounts set
                           forth on this table do not include expenses incurred
                           in the offering of Units.

The General Partner        Equipment Acquisition Fee. An Equipment Acquisition           $60,000         $40,000         $213,000
                           Fee of four percent of the Purchase Price of each
                           item of Equipment purchased as compensation for the
                           negotiation of the acquisition of the Equipment and
                           the lease thereof or sale under a Conditional Sales
                           Contract. The fee was paid upon each closing of the
                           Offering with respect to the Equipment purchased by
                           the Partnership with the net proceeds of the Offering
                           available for investment

                           in Equipment. If the Partnership acquires Equipment in an amount exceeding the net proceeds of the Offering available for investment in Equipment, the fee will be paid when such Equipment is acquired.

The General Partner        Debt Placement Fee. As compensation for arranging                $0            $4,000          $30,000
                           Term Debt to finance the acquisition of Equipment to
                           the Partnership, a fee equal to one percent of such
                           indebtedness; provided, however, that such fee is
                           reduced to the extent the Partnership incurs such
                           fees to third Parties, un affiliated with the General
                           Partner or the lender, with respect to such
                           indebtedness and no such fee is paid with respect to
                           borrowings from the General Partner or its
                           Affiliates.

The General Partner        Equipment Management Fee. A monthly fee equal to the         $150,000        $226,000         $260,000
                           lesser of (I) the fees which would be charged by an
                           independent third party for similar services for
                           similar equipment or (ii) the sum of (a) two percent
                           of (1) the Gross Lease Revenues attributable to
                           Equipment which is subject to Full Payout Net Leases
                           which contain net lease provisions plus (2) the
                           purchase price paid on Conditional Sales Contracts as
                           received by the Partnership and (b) five percent of
                           the Gross Lease Revenues attributable to Equipment
                           which is subject to Operating Leases.

The General Partner        Re-Lease Fee. As Compensation for providing                   $0              $0               $0
                           re-leasing services for any Equipment for which the
                           General Partner has, following the expiration of, or
                           default under, the most recent lease of Conditional
                           Sales Contract, arranged a subsequent lease of
                           Conditional Sales Contract for the use of such
                           Equipment to a lessee or other party, other than the
                           current or most recent lessee of other operator of
                           such equipment or its Affiliates ("Re-lease"), the
                           General Partner will receive, on a monthly basis, a
                           Re3-lease Fee equal to the lesser of (a) the fees
                           which would be charged by an independent third party
                           of comparable services for comparable equipment or
                           (b) two percent of Gross Lease Revenues derived from
                           such Re-lease.

The General Partner        Equipment Liquidation Fee. With respect to each item          $0              $0               $0
                           of Equipment sold by the General Partner (other than
                           in connection with a Conditional Sales Contract), a
                           fee equal to the lesser of (I) 50% of the Competitive
                           Equipment Sale Commission or (ii) three percent of
                           the sales price for such Equipment. The payment of
                           such fee is subordinated to the receipt by the
                           Limited Partners of (I) a return of their Capital
                           Contributions and 10% annum cumulative return,
                           compounded daily, on Adjusted Capital Contributions
                           ("Priority Return") and (ii) the Net Disposition
                           Proceeds from such sale in accordance with the
                           Partnership Agreement. Such fee is reduced to the
                           extent any liquidation or resale fees are paid to
                           unaffiliated arties.

The General Partner        Partnership Interest. The General Partner has a                $9,565         $12,755          $12,755
                           present and continuing one percent interest of $1,000
                           in the Partnership's item of income, gain,

                           loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited
                           Partners have received distributions of Cash
                           Available for Distribution equal to their Capital
                           Contributions plus the 10% Priority Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.

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

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

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

"Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to

Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b)
(2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

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

 PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund I

         Report of Independent Auditors

         Balance Sheets as of December 31, 1999 and 1998

         Statement of Operations for each of the three years ended December 31, 1999, 1998 and 1997

         Statement of Partners' Capital for each of the three years ended December 31, 1999, 1998 and 1997

         Statement of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors

         Balance sheet as of February 28, 1999

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditors

         Consolidated Balance Sheet as of February 28, 1999

         Notes to Consolidated Balance Sheet

(a) (2)  Schedules.

         Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)  Exhibits.

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1
                  (Registration No. 333-26933)




(b)      Reports on Form 8-K

         NOT APPLICABLE

(c)      Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 14, 1999 by the undersigned thereunto duly authorized.

                                  COMMONWEALTH INCOME & GROWTH FUND II
                                         By: COMMONWEALTH INCOME &
                                             GROWTH FUND, INC., General Partner

                                  By:      /S/ GEORGE S. SPRINGSTEEN
                                           ---------------------------
                                           George S. Springsteen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 1999.

SIGNATURE                                            CAPACITY

/S/ GEORGE S. SPRINGSTEEN           Chairman, President and Director of
--------------------------          Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/S/ KIMBERLY A. MACDOUGALL          Executive Vice President Chief Operating
--------------------------          Officer and Director of Commonwealth Income
Kimberly A. MacDougall              & Growth Fund, Inc.

/S/ JOHN A. CONBOY III              Accounting Manager of Commonwealth
-------------------------           Income & Growth Fund, Inc.
John A. Conboy III

                                           Financial Statements

                                           Commonwealth Income &
                                               Growth Fund I

                               YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                    WITH REPORT OF INDEPENDENT AUDITORS

                              Commonwealth Income &
                                  Growth Fund I

                              Financial Statements

                  Years ended December 31, 1999, 1998, and 1997

                                    CONTENTS

Report of Independent Auditors................................1

Audited Financial Statements

Balance Sheets................................................2
Statements of Operations......................................3
Statements of Partners' Capital...............................4
Statements of Cash Flows......................................5
Notes to Financial Statements.................................6

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets

                                                                                 DECEMBER 31
                                                                          1999                 1998
                                                                  ------------------------------------------
ASSETS

Cash and cash equivalents                                           $       217,288      $         1,565
Lease income receivable                                                     212,624              148,204
Other receivables and deposits                                                2,009                3,303
Accounts receivable - General Partner                                             -                9,199

Computer equipment, at cost                                               9,551,365           13,864,309
Accumulated depreciation                                                 (7,174,110)          (8,306,508)
                                                                  ------------------------------------------
                                                                          2,377,255            5,557,801

Equipment acquisition costs and deferred expenses,
    net of accumulated amortization of $370,770 in
    1999 and $448,421 in 1998                                                49,324              169,252
Organization costs, net of accumulated amortization
    of $121,778 in 1998                                                           -               17,560
                                                                  ------------------------------------------
Total assets                                                        $     2,858,500      $     5,906,884
                                                                  ==========================================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                    $        54,037      $        50,310
Accounts payable - General Partner                                           35,018                    -
Accounts payable - Commonwealth Capital Corp.                                29,288               22,480
Accounts payable - affiliated limited partnerships                           77,500                    -
Unearned lease income                                                       101,030              116,968
Other accrued expenses                                                       25,000                    -
Notes payable                                                               716,792            2,401,080
                                                                  ------------------------------------------
Total liabilities                                                         1,038,665            2,590,838

Partners' capital:

    General partner                                                           1,000                1,000
    Limited partners                                                      1,818,835            3,315,046
                                                                  ------------------------------------------
Total partners' capital                                                   1,819,835            3,316,046
                                                                  ------------------------------------------
Total liabilities and partners' capital                             $     2,858,500      $     5,906,884
                                                                  ==========================================


SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations

                                                                   YEAR ENDED DECEMBER 31
                                                         1999               1998               1997
                                                  ----------------------------------------------------------
Income:
    Lease                                           $     2,995,506    $     4,527,348    $     5,195,139
    Interest and other                                        9,683             21,741             34,525
    Gain on sale of computer equipment                            -             71,682                  -
                                                  ----------------------------------------------------------
                                                          3,005,189          4,620,771          5,229,664

Expenses:
    Operating, excluding depreciation                       320,038            116,833            111,263
    Equipment management fee - General Partner
                                                            149,675            226,367            259,757
    Interest                                                105,223            272,640            348,681
    Depreciation                                          2,664,825          4,039,371          4,912,073
    Amortization of organization costs,
       equipment acquisition costs, and
       deferred expenses                                    143,956            240,814            307,323
    Uncollectible accounts receivable                        50,000                  -                  -
    Loss on sale of computer equipment                      108,640                  -            196,690
                                                  ----------------------------------------------------------
                                                          3,542,357          4,896,025          6,135,787
                                                  ----------------------------------------------------------
Net loss                                            $      (537,168)   $      (275,254)   $      (906,123)
                                                  ==========================================================

Net loss per equivalent limited
    partnership unit                                $         (.85)    $         (.46)    $         (1.46)
                                                  ==========================================================

Weighted average number of equivalent limited partnership units outstanding during the year

                                                            631,358            631,358            631,358
                                                  ==========================================================



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                         Statements of Partners' Capital

                              GENERAL      LIMITED
                              PARTNER      PARTNER         GENERAL          LIMITED
                               UNITS        UNITS          PARTNER         PARTNERS           TOTAL
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1996             50         631,358      $      1,000     $  7,047,357     $  7,048,357
     Net income (loss)           -                -            12,755         (918,878)        (906,123)
     Distributions               -                -           (12,755)      (1,262,712)      (1,275,467)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1997             50         631,358             1,000        4,865,767        4,866,767
     Net income (loss)           -                -            12,755         (288,009)        (275,254)
     Distributions               -                -           (12,755)      (1,262,712)      (1,275,467)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1998             50         631,358             1,000        3,315,046        3,316,046
     Net income (loss)           -                -             9,565         (546,733)        (537,168)
     Distributions               -                -            (9,565)        (949,478)        (959,043)
                            -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1999             50         631,538      $      1,000     $  1,818,835     $  1,819,835
                            ===============================================================================


SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                               $      (537,168)  $      (275,254) $      (906,123)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Depreciation and amortization                         2,808,801         4,280,185        5,219,396
       Loss (gain) on sale of computer
               equipment                                       108,640           (71,682)         196,690
       Other non-cash activities included in
          determination of net loss                         (1,706,647)       (3,094,256)      (2,848,893)
       Changes in operating assets and
          liabilities:

             Lease income receivable                           (64,420)           (1,642)         112,488
             Other receivables and deposits                      1,294             5,264           15,017
             Accounts receivable - General
                Partner                                          9,199            (9,199)           6,772
             Accounts payable                                    3,727            25,701          (39,773)
             Accounts payable - General Partner                 35,018           (18,810)          18,810
             Accounts payable - Commonwealth Capital
                Corp.                                            6,808           (38,626)          39,106
             Accounts payable - Other limited
                partnerships                                    77,500                 -                -
             Accrued expenses                                   25,000                 -                -
             Unearned lease income                             (15,938)          (44,813)         (67,036)
                                                    -------------------------------------------------------
Net cash provided by operating activities                      751,814           756,868        1,746,454

INVESTING ACTIVITIES

Capital expenditures                                          (160,935)         (544,691)      (1,347,809)
Accounts payable - Commonwealth Capital
    Corp.                                                            -            (1,823)           1,823
Net proceeds from sale of computer
    equipment                                                  590,355           893,739          347,654
Payment of computer equipment payable                                -                 -         (195,864)
Equipment acquisition fees paid to the
    General Partner                                             (6,468)          (39,699)        (213,186)
                                                    -------------------------------------------------------
Net cash provided by (used in) investing activities            422,952           307,526       (1,407,382)

FINANCING ACTIVITIES
Proceeds from short-term note payable                                -            78,804                -
Advance from Commonwealth Capital Corp.                              -            22,000                -
Distributions to partners                                     (959,043)       (1,275,467)      (1,275,467)
Debt placement fee paid to the General

    Partner                                                          -            (4,425)         (30,141)
                                                     ------------------------------------------------------
Net cash used in financing activities                         (959,043)       (1,179,088)      (1,305,608)
                                                     ------------------------------------------------------
Net increase (decrease) in cash and cash

    equivalents                                                215,723          (114,694)        (966,536)
Cash and cash equivalents at beginning of year                   1,565           116,259        1,082,795
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year               $       217,288   $         1,565  $       116,259
                                                     ======================================================

SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                                December 31, 1999

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

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund I, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 1999, the Partnership distributed to the Limited Partners, three quarterly distributions totaling $949,478 and in January 2000 distributed a fourth quarterly distribution relating to 1999 of $240,103 which is at an annual rate of 9.4%. During 1998 and 1997, cash distributions to limited partners have been made at a rate of 10% of their original contributed capital. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.50 per limited partnership unit for units which were outstanding for the entire year. The Partnership distributed an additional $.38 per limited partnership unit as a return of capital in January 2000. Distributions during 1998 and 1997 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit, for units which were outstanding for the entire year.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1999, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                       Commonwealth Income & Growth Fund I

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

During 1999, 1998, and 1997 the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $10,000, $135,000, and $154,000 in the fourth quarter of 1999, 1998, and 1997, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other assets, consisting of organization costs and other deferred expenses, are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 was required to be adopted in the first quarter of 1999 and resulted in the write-off of $18,000 of unamortized organization costs.

3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 18 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       Commonwealth Income & Growth Fund I

3. COMPUTER EQUIPMENT (CONTINUED)

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1999:

2000                                    $      784,471
2001                                           359,282
2002                                             8,997
                                     ----------------------
                                        $    1,152,750
                                     ======================

Lease income from two lessees, each exceeding 10% of total lease income, aggregated 27% and 23% of lease income for the years ended December 31, 1998, and 1997, respectively. Lease income from one lessee aggregated 12% of lease income for the year ended December 31, 1999.

4. RELATED PARTY TRANSACTIONS

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partners and its affiliates in connection with the administration and operation of the Partnership. During 1999, 1998, and 1997, the Partnership paid $111,000, $41,000, and $54,000, respectively, to the General Partner for reimbursement of expenses. During 1999, the General Partner also received reimbursement of $59,000 of expenses relating to 1998.

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. During 1999, 1998, and 1997, equipment acquisition fees of approximately $60,000, $40,000, and $213,000 respectively, were paid to the General Partner.

                       Commonwealth Income & Growth Fund I

4. RELATED PARTY TRANSACTIONS (CONTINUED)

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1998 and 1997, debt placement fees of approximately $4,000 and $30,000, respectively, were paid to the General Partner. No debt placement fee was paid to the General Partner in 1999.

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1999, 1998, and 1997, equipment management fees of approximately $150,000, $226,000, and $260,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

RE-LEASE FEE

As compensation for providing re-leasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1999, 1998, or 1997.

                       Commonwealth Income & Growth Fund I

4. RELATED PARTY TRANSACTIONS (CONTINUED)

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the general partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1999, 1998, or 1997.

5. NOTES PAYABLE

Notes payable consisted of the following:

                                                                             1999               1998
                                                                      ---------------------------------------
Installment note payable to a bank; interest at 6.5%; due
    in monthly installments of $15,983 including interest
    through February 1999                                              $             -    $        31,708

Installment note payable to a bank; interest at 8.5%; due
    in monthly installments of $29,191 including interest
    through March 1999                                                               -             86,347

Installment note payable to a bank; interest at 7.5%; due
    in monthly installments of $15,501 including interest
    through June 1999                                                                -            105,849

Installment note payable to a bank; interest at 7.2%; due
    in monthly installments of $10,711 including interest
    through July 1999                                                                -             73,209

Installment note payable to a bank; interest at 6.7%; due
    in monthly installments of $11,501 including interest
    through September 1999                                                           -            100,690

Installment note payable to a bank; interest at 6.8%; due
    in monthly installments of $22,520 including interest
    through November 1999                                                            -            239,559

Installment note payable to a bank; interest at 7.2%; due
    in monthly installments of $4,203 including interest
    through December 1999                                                            -             48,536

                       Commonwealth Income & Growth Fund I

5. NOTES PAYABLE (CONTINUED)

                                                                             1999               1998
                                                                      ---------------------------------------
Installment note payable to a bank; interest at 7.5%;
    due in monthly installments of $6,597 including
    interest through February 2000                                      $        13,069    $        88,167

Installment note payable to a bank; interest at 7.10%;
    due in monthly installments of $29,786 including
    interest through May 2000                                                   146,341            480,556

Installment note payable to a bank; interest at 7.3%;
    due in monthly installments of $9,040 including
    interest through July 2000                                                   61,778            161,807

Installment note payable to a bank; interest at 6.4%;
    due in monthly installments of $21,031 including
    interest through September 2000                                             184,329            416,767

Installment note payable to a bank; interest at 7.12%;
    due in monthly installments of $11,060 including
    interest through October 2000                                               107,075            227,477

Installment note payable to a bank; interest at 6.5%;
    due in monthly installments of $6,989 including
    interest through November 2000                                               73,442            150,770

Installment note payable to a bank; interest at 7.0%;
    due in monthly installments of $5,852 including
    interest through December 2001                                              130,758            189,638
                                                                      ---------------------------------------
                                                                        $       716,792    $     2,401,080
                                                                      =======================================

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1999 are as follows:

     2000                 $      650,144
     2001                         66,648
     2002                              -
                       ----------------------
                          $      716,792
                       ======================

The fair market value of debt approximates its carrying value at December 31, 1999 and 1998.

                       Commonwealth Income & Growth Fund I

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other non-cash activities included in the determination of net loss are as follows:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
Lease income, net of interest expense on
    notes payable realized as a result of direct
    payment of principal by lessee to bank             $    1,684,288    $    3,088,868   $    2,848,893
Lease income paid to original lessor in lieu
    of cash payment for computer equipment
    acquired                                                   22,359             5,388                -
                                                     ------------------------------------------------------
Total adjustment to net loss from other
    non-cash activities                                $    1,706,647    $    3,094,256   $    2,848,893
                                                     ======================================================

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash investing and financing activities include the following:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
Debt assumed in connection with purchase
    of computer equipment                               $           -     $     442,937    $   3,981,858
                                                     ======================================================
Accounts payable in connection with the
    purchase of computer equipment                      $           -     $           -                -
                                                     ======================================================
Computer equipment payable converted
    to a note payable                                   $           -     $           -    $     333,260
                                                     ======================================================

                       Commonwealth Income & Growth Fund I

7. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE LOSS ON THE FEDERAL PARTNERSHIP RETURN

                                                             1999             1998              1997
                                                       -----------------------------------------------------

    Net loss for financial reporting purposes            $    (537,168)   $    (275,254)   $     (906,123)
    Adjustments:
        Loss on sale of computer equipment                    (322,612)        (287,465)       (1,224,887)
        Depreciation                                           480,316          405,303           241,706
        Amortization                                           115,830          185,057           248,516
        Unearned lease income                                  (11,074)         (38,829)           27,603
        Penalties and other                                    (35,843)         (25,606)           39,161
                                                       -----------------------------------------------------
    Taxable loss on the Federal Partnership
      Return                                             $    (310,551)   $     (36,794)   $   (1,574,024)
                                                       =====================================================

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                February 28, 1999

                                TABLE OF CONTENTS

Report of Independent Auditors......................................2

Balance Sheet.......................................................3
Notes to Balance Sheet..............................................4

                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1999. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 1999, in conformity with generally accepted accounting principles.

/s/ Fishbein & Company, P.C.

June 16, 1999

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1999

                                     ASSETS

Cash                                                         $       500

Receivable from Income Funds                                     128,803

Investment in Partnerships                                         3,000
                                                            ------------

                                                             $   132,303

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

         Accounts payable and accrued expenses               $     3,422
         Due to parent                                           127,781
                                                            ------------

                                                                 131,203
                                                            ------------

STOCKHOLDERS EQUITY

         Common stock -- No par value
            Authorized 1,000 shares

               Issued and outstanding 100 shares                   1,000
         Additional paid-in capital                            1,000,100
                                                            ------------
                                                               1,001,100

         Less note receivable                                 (1,000,000)

                                                                   1,100
                                                            ------------
                                                                 132,303
                                                            ------------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                              NOTE TO BALANCE SHEET

                                February 28, 1999

1. NATURE OF BUSINESS

Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly- owned subsidiary of Commonwealth Capital Corp. (CCC). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships).

CCC has provided additional capital by means of a noninterest-bearing demand note in the amount of $1,000,000, so that the Company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,00. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

The Company's operations are included in the consolidated federal income tax return of CCC.

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates, " and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                      PAGE

INDEPENDENT AUDITOR'S REPORT                          6

CONSOLIDATED BALANCE SHEET                            7

NOTES TO CONSOLIDATED BALANCE SHEET                   8

                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Capital Corp.

         We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended in conformity with generally accepted accounting principles.

                                      /s/ Fishbein & Company, P.C.

June 16, 1999

                           COMMONWEALTH CAPITAL CORP.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999

ASSETS

Cash and cash equivalents                                    $   28,544
Receivables from Income Funds                                   346,272
Other receivables                                                64,754
Minimum lease payments receivable - Net of
     unearned interest income of $2,084,813                   5,260,000
Investment in income funds                                       16,200
Office furniture and equipment - Net of
     accumulated depreciation of $108,789                        10,649
Deferred offering costs                                         257,673
Other assets                                                      9,042
                                                             ----------

                                                             $5,993,134
                                                             ----------
                                                             ----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Accounts payable and accrued expenses                        $  141,265
Due to Income Funds                                              63,382
Nonrecourse obligations                                       5,260,000
                                                             ----------

                                                              5,464,647
                                                             ----------
STOCKHOLDER'S EQUITY

Common stock -Par value $1
 Authorized 1,000 shares

   Issued and outstanding 10 shares                                  10
Retained Earnings                                               528,477
                                                             ----------

                                                                528,487
                                                             ----------

                                                             $5,993,134
                                                             ----------
                                                             ----------

See notes to consolidated financial statements

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own, and act as lessor with respect to certain computer equipment. As of February 28, 1998, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred fees subsequent to February 28, 1998 because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. Management believes that fees currently being collected will be sufficient to enable it to support its operations during the next year. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.

 2. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (See Note 1). All significant interCompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1999 cash equivalents were invested in a money market fund investing directly in treasury obligations.

REVENUE RECOGNITION

The Company recognizes fees as earned in accordance with the various General Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $63,382 at February 28, 1999 of which $17,269 was incurred during the year ended February 28, 1999. Financial information of the Income Funds as of

December 31, 1998 is as follows:

                                                1998
                                          ------------------

Total assets                               $     24,883,000
Nonrecourse debt                                  9,234,000
Other liabilities                                 1,068,000
Partners' capital                                14,581,000
Net income (loss)                                  (721,000)

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 1999 and have been eliminated in the consolidation of the accompanying financial statements.

Fee income earned by the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds).

Approximately 64% of fee income for the year ended February 28, 1999, was from two Income Funds.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years

DEFERRED OFFERING COSTS

Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or if necessary the future operations of the Income Fund. Deferred offering costs at February 28, 1999, relate to an Income Fund whose offering period expires in July 2000.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1999 under these leases and certificates of participation are approximately $5,260,000 and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,110,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with the lease purchase transactions of $395,375 for the year ended February 28, 1999.

Future minimum lease payments to be received as of February 28, 1998 are as follows:

             2000                                               903,828
             2001                                               906,935
             2002                                               683,324
             2003                                               684,490
             Thereafter                                       4,166,236
                                                      -------------------
                                                              7,344,913

             Less amount representing interest                2,084,813

                                                      ===================
             Total                                      $     5,260,000
                                                      ===================


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $174,000 for the year ended February 28, 1999. Future minimum lease payments under noncancelable operating leases at February 28, 1999 are as follows: $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.

                  YEAR ENDING FEBRUARY 28,

                         2000                           $ 154,000
                         2001                             146,000
                         2002                             141,000
                         2003                             143,000
                         2004                             146,000
                                                          -------

                                                        $ 730,000

 PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. There was no profit-sharing contribution for the years ended February 28, 1999.

RELATED PARTY TRANSACTIONS

For the years ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management, acquisition, and financing fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

The Company has net operating loss carryforwards of approximately $235,000 and investment tax credit carryforwards of approximately $129,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows

                                            NET OPERATING              INVESTMENT
YEAR ENDING FEBRUARY 28,                     LOSSES                    TAX CREDITS

                2000                        $                            $ 20,000
                2001                                                       57,000
                2002                                                       52,000
                2013                             38,000
                2019                            197,000
                                            -----------

                                                235,000                 $ 129,000

The Company also has net operating loss carryforwards of approximately $1,983,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

Year Ending February 28,

                2006                     $ 158,000
                2007                       651,000
                2008                       977,000
                2009                       197,000
                                        ----------

                                        $1,983,000

At February 28, 1999, the Company has deferred income tax assets of $370,000 arising primarily from net operating loss and investment tax credit carryforwards, and deferred income tax liabilities of approximately $104,000 associated with ownership of general partnership interests in the various operating Income Funds. The Company has recorded a valuation allowance for the net deferred income tax assets of approximately $266,000 at February 28, 1999, because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.