Form 10-Q
period 2000-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2000-05-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000

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

                YES  [X]                            NO   [   ]

                       COMMONWEALTH INCOME & GROWTH FUND I
                                 BALANCE SHEETS


                                                       MARCH 31,     MARCH 31,
                                                         2000           1999
                                                     -------------  -----------
Assets
Cash and cash equivalents ........................       229,190        260,418
Lease income receivable ..........................       236,006        101,016
Other receivables and deposits ...................        89,009          2,618
Accounts receivable - General Partner ............        28,213           --

Computer equipment, at cost ......................     8,801,648     14,014,614
Accumulated depreciation .........................    (6,960,537)    (9,311,602)
                                                      -----------   -----------

                                                       1,841,111      4,703,012
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $386,219 in
2000 and $370,759 in 1999 ........................        33,854        133,935
Organization costs ...............................          --           10,879
                                                     -----------    -----------
Total Assets .....................................     2,457,383      5,211,878
                                                     ===========    ===========
Liabilities and partners' equity
Accounts payable .................................       164,586         70,686
Accounts payable - General Partner ...............        63,231         10,716
Accounts payable - Commonwealth Capital Corp. ....        29,287           --
Unearned lease income ............................        75,296        152,901
Notes payable ....................................       463,613      1,855,595
                                                     -----------    -----------
Total liabilities ................................       796,013      2,590,838
Partners' capital:
General partner ..................................         1,000          1,000
Limited partner ..................................     1,660,370      3,120,980
                                                     -----------    -----------
Total partners' capital ..........................     1,661,370      3,121,980
                                                     -----------    -----------
Total Liabilities and partners' equity ...........     2,457,383      5,906,884
                                                     ===========    ===========


                             SEE ACCOMPANYING NOTES

                       COMMONWEALTH INCOME & GROWTH FUND I
                            STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2000             1999
                                                    ---------------------------
INCOME:
Lease ...........................................   $   488,750   $   807,480
Interest and other ..............................       131,903            60
Gain on sale of computer equipment ..............        54,965          --
                                                    -----------   -----------
                                                        675,618       807,540

EXPENSES:
Operating, excluding depreciation ...............        76,297        26,016
Equipment management fee - General Partner ......        36,285        40,374
Interest ........................................        11,226        38,427
Depreciation ....................................       452,279       854,790
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses .......        15,462        41,999
Loss on sale of computer equipment ..............          --            --

                                                    -----------   -----------
                                                        591,549     1,001,606
                                                    -----------   -----------

Net income (loss) ...............................        84,069      (194,066)
                                                    ===========   ===========
Net income (loss) per equivalent limited
  partnership unit ..............................   $      0.32   $     (0.31)

Weighted Average number of equivalent limited
  partnership units outstanding during the period       631,358       631,358
                                                    ===========   ===========


                             SEE ACCOMPANYING NOTES

                     COMMONWEALTH INCOME GROWTH FUND I
                      STATEMENT OF PARTNERS' CAPITAL


                                         PARTNER UNITS                  GENERAL       LIMITED
                                           GENERAL         LIMITED      PARTNER       PARTNER           TOTAL
                                         -------------     -------      -------       -------           -----
Partners' capital--December 31, 1995         50            631,358     $  1,000     $ 9,642,571     $  9,643,571
   Net income (loss)                                                     12,755      (1,332,502)      (1,319,747)
   Distribution                                                         (12,755)     (1,262,712)      (1,275,467)
                                             --            -------     --------     -----------     ------------
Partners' capital--December 31, 1996         50            631,358        1,000       7,047,357        7,048,357

   Net income (loss)                                                     12,755        (918,878)        (906,123)
   Distribution                                                         (12,755)     (1,262,712)     (12,756,467)
                                             --            -------     --------     -----------     ------------
Partners' capital--December 31, 1997         50            631,358        1,000       4,865,767     $  4,866,767

   Net income (loss)                                                     12,755        (288,009)        (275,254)
   Distribution                                                         (12,755)     (1,262,712)      (1,275,467)
                                             --            -------     --------     -----------     ------------
Partners' capital--December 31, 1998         50            631,358        1,000       3,315,046     $  3,316,046

   Net income (loss)                                                      9,565        (546,733)        (537,168)
   Distribution                                                          (9,565)       (949,478)        (959,043)
                                             --            -------     --------     -----------     ------------
Partners' capital--December 31, 1999         50            631,358        1,000       1,818,835        1,819,835

   Net income (loss)                                                      1,000          84,069           85,069
   Distribution                                                                        (242,529)        (242,529)
                                             --            -------     --------     -----------     ------------
Partners' capital--March 31, 2000                                         1,000       1,660,375        1,662,375



                             SEE ACCOMPANYING NOTES

                       COMMONWEALTH INCOME & GROWTH FUND I
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                            2000         1999
                                                         -----------------------
OPERATING ACTIVITIES
Net Income .......................................        84,069    $  (170,816)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ....................       467,741      1,182,676
(Gain) loss on sale of computer equipment ........       (47,020)        58,197
Other noncash activities included in
   determination of net income ...................      (404,936)      (625,884)
Changes in operating assets and liabilities: .....       115,601
Accounts receivable - General Partner ............          --             --
(Increase) decrease in lease income receivable ...       (23,382)        (8,801)
(Increase) decrease in other receivables .........       (87,000)          (222)
Increase (decrease) in accounts payable ..........       110,549         13,393
Increase (decrease) in accounts payable to
   Commonwealth Capital Corp. ....................             0         (1,829)
Increase (decrease) in accounts payable -
   General Partner ...............................        28,213        (20,305)
Increase(decrease) other liabilities .............      (102,500)
Increase (decrease) in unearned lease income .....       (25,734)       (61,566)
                                                      -----------   -----------
Net cash provided by operating activities ........       115,601        364,843
                                                      -----------   -----------
Investing activities:
Capital expenditures .............................          --          (74,846)
Net proceeds from the sale of property ...........       138,830         94,450
Equipment acquisition fees paid to General Partner             0        (12,659)
                                                      -----------   -----------
Net cash provided by investing activities ........       138,830          6,945

Financing activities:
Distributions to partners ........................      (242,529)      (318,868)
Debt placement fees paid to General Partner ......          --           (2,277)
                                                      -----------   -----------
Net cash used by financing activities ............      (242,529)      (321,145)

                                                      -----------   -----------
Net increase (decrease) in cash and equivalents ..        11,902         50,643
Cash and cash equivalents, begining of year ......       217,288        116,259
                                                      -----------   -----------
Cash and cash equivalents, end of year ...........       229,190        166,902
                                                     ===========    ===========


                             SEE ACCOMPANYING NOTES

                    COMMONWEALTH INCOME & GROWTH FUND I
                      NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000


BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

                       Commonwealth Income & Growth Fund I

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Partnership's primary sources of capital for the three month period ended March 31, 2000 and 1999 were cash from operations of $489,000 and $807,000, respectively; and net proceeds from the sale of computer equipment of $55,000 for the three month period ended March 31, 2000. The primary uses of cash for the three-month period ended March 31, 2000 was for preferred distributions to partners of $247,000 and equipment management fee of $36,000 to the General Partner.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2000, and 1999 the Partnership had approximately $229,000 and $260,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $1,200,000 for the year ending December 31, 2000 and $464,000, thereafter. At March 31, 2000, the outstanding debt was $330,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000, the Partnership recognized income of $676,000 and expenses of $592,000, resulting in net income of $84,000. For the quarter ended March 31, 1999, the Partnership recognized income of $808,000 and expenses of $1,000,000, resulting in net loss of $194,000.

Lease income decreased by 60% from $807,000 for the quarter ended March 31, 1999, to $489,000 for the quarter ended March 31, 2000. During the three months ended March 31, 2000, the Partnership did not expend any cash to acquire new leases.

Interest income increased from $60 for the quarter ended March 31, 1999, to $1,018 for the quarter ended March 31, 2000. In addition, the Partnership recognized a gain on sale of computer equipment of $55,000 for the quarter ended March 31, 2000.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 34% increase from approximately $26,000 for the quarter ended March 31, 1999, to $76,000 for the quarter ended March 31, 2000, is attributable to the accrual of accounting fees.

                       Commonwealth Income & Growth Fund I

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $36,000 and $40,000, respectively, for the quarters ended March 31, 2000 and 1999.

Interest expense decreased 28% from approximately $38,000 for the quarter ended March 31, 1999, to $11,000 for the quarter ended March 31, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 52% from approximately $897,000 for the quarter ended March 31, 1999, to $468,000 for the quarter ended March 31, 2000.

For the three month period ended March 31, 2000, the Partnership generated cash flows from operating activities of $116,000, which includes a net decrease of $249,000, and depreciation and amortization expenses of $468,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $265,00.

For the three month period ended March 31, 1999, the Partnership generated cash flows from operating activities of $365,000, which includes a net loss of $194,000, and depreciation and amortization expenses of $897,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $1,856,000.

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



                                      COMMONWEALTH INCOME & GROWTH FUND I
                                       BY: COMMONWEALTH INCOME & GROWTH
                                           FUND, INC. General Partner
                                           ------------------------------


May 5, 2000                           By: /s/ George S. Springsteen
--------------------------                -------------------------------
Date                                      George S. Springsteen
                                          President