Form 10-Q
period 2000-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2000-08-14
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000

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


                         YES  [X]           NO   [ ]

                       COMMONWEALTH INCOME & GROWTH FUND I
                                 BALANCE SHEETS

                                                                          (AUDITED)
                                                          JUNE 30,       DECEMBER 31,
                                                           2000              1999
                                                        -----------       -----------
Assets
Cash and cash equivalents                               $   151,947       $   217,288
Lease income receivable                                     392,877           212,624
Other receivables and deposits                               23,200             2,009
Accounts receivable - General Partner                        18,287              --
Computer equipment, at cost                               8,311,538         9,551,365
Accumulated depreciation                                 (6,885,701)       (7,174,110)
                                                        -----------       -----------
                                                          2,012,148         2,377,255
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $398,717 in
2000 and $370,770 in 1999                                    21,356            49,324
                                                        -----------       -----------
Total Assets                                            $ 2,033,504       $ 2,858,500
                                                        ===========       ===========
Liabilities and partners' equity
Accounts payable                                        $   317,733       $    54,037
Accounts payable - General Partner                             --              35,018
Accounts payable - Commonwealth Capital Corp.                29,287            29,288
Accounts payable - affiliated limited partnerships             --              77,500
Unearned lease income                                       144,011           101,030
Other accrued expenses                                         --              25,000
Notes payable                                               249,139           716,792
                                                        -----------       -----------
Total liabilities                                           740,170         1,038,665
Partners' capital:
General partner                                               1,000             1,000
Limited partner                                           1,292,334         1,818,835
                                                        -----------       -----------
Total partners' capital                                   1,293,334         1,819,835
                                                        -----------       -----------
Total Liabilities and partners' equity                  $ 2,033,504       $ 2,858,500
                                                        ===========       ===========


                             See accompanying notes

                       COMMONWEALTH INCOME & GROWTH FUND I
                            STATEMENTS OF OPERATIONS




                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                          2000            1999            2000            1999
                                                       ----------      ----------      ----------      ----------
INCOME:
Lease ...........................................      $  517,716      $  805,774      $1,045,017      $1,613,253
Interest and other ..............................           1,194             944           7,546             998
Gain on sale of computer equipment ..............          83,335         221,478         225,300         221,478
                                                       ----------      ----------      ----------      ----------
                                                          602,245       1,028,196       1,277,863       1,835,729
EXPENSES:
Operating, excluding depreciation ...............          28,112         121,047         104,400         142,268
Equipment management fee - General Partner ......          22,687          42,122          58,972          82,496
Interest ........................................           6,077          29,463          17,303          67,890
Depreciation ....................................         427,609         521,401         879,888       1,376,190
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses .......          12,497          35,582          27,968          77,581
                                                       ----------      ----------      ----------      ----------
                                                          496,982         749,615       1,088,531       1,746,425
                                                       ----------      ----------      ----------      ----------
Net income (loss) ...............................         105,263         278,581         189,332          89,304
                                                       ==========      ==========      ==========      ==========
Net income (loss) per equivalent limited
  partnership unit ..............................      $     0.17      $     0.44      $     0.30      $     0.14
Weighted Average number of equivalent limited
  partnership units outstanding during the period         631,358         631,358         631,358         631,358
                                                       ==========      ==========      ==========      ==========





                             See accompanying notes

                       COMMONWEALTH INCOME GROWTH FUND I
                         STATEMENT OF PARTNERS' CAPITAL

                                               PARTNER UNITS                      GENERAL              LIMITED
                                                  GENERAL          LIMITED        PARTNER              PARTNER             TOTAL
                                              --------------------------------------------------------------------------------------

Partners' capital - December 31, 1995                50            631,358       $      1,000       $  9,642,571      $  9,643,571
  Net income (loss) .................                                                  12,755         (1,332,502)        (1,319,747)
  Distribution ......................                                                 (12,755)        (1,262,712)        (1,275,467)
                                              ---------         ----------       ------------       ------------      ------------
Partners' capital - December 31, 1996                50            631,358              1,000          7,047,357         7,048,357
  Net income (loss) .................                                                  12,755           (918,878)          (906,123)
  Distribution ......................                                                 (12,755)        (1,262,712)       (12,756,467)
                                              ---------         ----------       ------------       ------------      ------------
Partners' capital - December 31, 1997                50            631,358              1,000          4,865,767      $  4,866,767
  Net income (loss) .................                                                  12,755           (288,009)          (275,254)
  Distribution ......................                                                 (12,755)        (1,262,712)        (1,275,467)
                                              ---------         ----------       ------------       ------------      ------------
Partners' capital - December 31, 1998                50            631,358              1,000          3,315,046      $  3,316,046
  Net income (loss) .................                                                   9,565           (546,733)          (537,168)
  Distribution ......................                                                  (9,565)          (949,478)          (959,043)
                                              ---------         ----------       ------------       ------------      ------------
Partners' capital - December 31, 1999                50            631,358              1,000          1,818,835         1,819,835
  Net Income (loss) .................                                                   7,045            182,287            189,332
  Distribution ......................                                                  (7,045)          (708,788)          (715,833)
                                              ---------         ----------       ------------       ------------      ------------
Partners' capital -June 30, 2000 ....                50            631,358       $      1,000       $  1,292,334      $  1,293,334
                                              =========         ==========       ============       ============      ============


                             See accompanying notes

                             COMMONWEALTH INCOME & GROWTH FUND I
                                   STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                               2000              1999
                                                            -----------       -----------
OPERATING ACTIVITIES
Net Income ...........................................      $   189,332       $    89,304
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization ........................          907,856         1,453,771
(Gain) loss on sale of computer equipment ............         (225,300)         (221,478)
Other noncash activities included in
determination of net income ..........................         (467,653)       (1,046,723)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable -
General Partner ......................................          (18,287)            9,199
(Increase) decrease in lease income receivable .......         (180,253)          (46,018)
(Increase) decrease in other receivables .............          (21,191)             (970)
Increase (decrease) in accounts payable ..............          161,195           (33,020)
Increase (decrease) in accounts payable to
Commonwealth Capital Corp. ...........................             --             (22,480)
Increase (decrease) in accounts payable -
General Partner ......................................          (35,018)           82,454
Increase (decrease) in unearned lease income .........           42,981           (14,399)
                                                            -----------       -----------
Net cash provided by operating activities ............          353,662           249,640
                                                            -----------       -----------

Investing activities:

Net proceeds from the sale of property ...............          296,830           464,120
Equipment acquisition fees paid to General Partner ...             --              67,982
                                                            -----------       -----------
Net cash provided by investing activities ............          296,830           532,102

Financing activities:
Distributions to partners - net cash used by financing
activities ...........................................         (715,833)         (637,734)


Net increase (decrease) in cash and equivalents ......          (65,341)          144,008
Cash and cash equivalents, begining of year ..........          217,288             1,565
                                                            -----------       -----------
Cash and cash equivalents, end of year ...............      $   151,947       $   145,573
                                                            ===========       ===========

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

                                  June 30, 2000


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

                       Commonwealth Income & Growth Fund I


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the six month period ended
June 30, 2000 and 1999 were cash from operations of $1,045,000 and $806,000, respectively; and net proceeds from the sale of computer equipment of $225,000 for the six month period ended June 30, 2000. The primary uses of cash for the six-month period ended June 30, 2000 was for preferred distributions to partners of $715,000 and equipment management fee of $59,000 to the General Partner.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2000, and 1999 the Partnership had approximately $123,000 and $217,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $784,000 for the year ending December 31, 2000 and $368,000, thereafter. At June 30, 2000, the outstanding debt was $249,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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



RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, the Partnership recognized income of $1,278,000 and expenses of $1,088,000, resulting in net income of $189,000. For the quarter ended June 30, 1999, the Partnership recognized income of $1,029,000 and expenses of $750,000, resulting in net gain of $279,000.

Lease income increased by 29% from $806,000 for the quarter ended June 30, 1999, to $1,045,000 for the quarter ended June 30, 2000. During the six months ended June 30, 2000, the Partnership did not expend any cash to acquire new leases.

Interest income increased from $944 for the quarter ended June 30, 1999, to $7,546 for the quarter ended June 30, 2000. In addition, the Partnership recognized a gain on sale of computer equipment of $225,000 for the quarter ended June 30, 2000.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 13% decrease from approximately $121,000 for the quarter ended June 30, 1999, to $104,000 for the quarter ended June 30, 2000, is attributable to the accrual of accounting fees.

                       Commonwealth Income & Growth Fund I


The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $59,000 and $42,000, respectively, for the quarters ended June 30, 2000 and 1999.

Interest expense decreased 41% from approximately $29,000 for the quarter ended June 30, 1999, to $17,000 for the quarter ended June 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses increased by 41% from approximately $521,000 for the quarter ended June 30, 1999, to $880,000 for the quarter ended June 30, 2000.

For the three month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $152,000, which includes a net decrease of $77,000, and depreciation and amortization expenses of $427,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $214,00.

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



                                            COMMONWEALTH INCOME & GROWTH FUND I
                                               BY: COMMONWEALTH INCOME & GROWTH
                                                   FUND, INC. General Partner




August 14, 2000                            By:  /s/ George S. Springsteen
-----------------------                         -------------------------------
Date                                            George S. Springsteen
                                                President