Form 10-Q
period 2000-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2000-11-13
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                           YES  [X]     NO   [ ]

                       COMMONWEALTH INCOME & GROWTH FUND I

                                 BALANCE SHEETS

                                                                                  (AUDITED)
                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                2000                 1999
                                                            -------------         ------------
ASSETS
Cash and cash equivalents                                   $    77,583           $   217,288
Lease income receivable                                         320,019               212,624
Other receivables and deposits                                   23,200                 2,009
Accounts receivable - General Partner                             8,529                  --

Computer equipment, at cost                                   6,870,510             9,551,365
Accumulated depreciation                                     (5,976,772)           (7,174,110)
                                                            -----------           -----------
                                                                893,738             2,377,255

Equipment acquisition costs and deferred expenses,
  net of accumulated amortization of $408,582 in
  2000 and $370,770 in 1999                                      11,491                49,324
                                                            -----------           -----------
Total Assets                                                $ 1,334,560           $ 2,858,500
                                                            ===========           ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                            $    71,873           $    54,037
Accounts payable - General Partner                                 --                  35,018
Accounts payable - Commonwealth Capital Corp.                    32,995                29,288
Accounts payable - affiliated limited partnerships               77,500                77,500
Unearned lease income                                              --                 101,030
Other accrued expenses                                             --                  25,000
Notes payable                                                   108,698               716,792
                                                            -----------           -----------
Total liabilities                                               291,066             1,038,665
Partners' capital:
General partner                                                   1,000                 1,000
Limited partner                                               1,042,494             1,818,835
                                                            -----------           -----------
Total partners' capital                                       1,043,494             1,819,835
                                                            -----------           -----------
Total Liabilities and partners' equity                      $ 1,334,560           $ 2,858,500
                                                            ===========           ===========

                             SEE ACCOMPANYING NOTES

                       COMMONWEALTH INCOME & GROWTH FUND I

                            STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                          2000             1999            2000            1999
                                                       ----------       ----------      ----------      ----------
INCOME:
Lease                                                  $  429,387       $  764,031      $1,474,404      $2,377,448
Interest and other                                         (4,910)           1,921           2,636           2,918
Gain on sale of computer equipment                        110,879          110,071         123,323         336,179
                                                       ----------       ----------      ----------      ----------
                                                          535,356          876,023       1,600,363       2,716,545

EXPENSES:
Operating, excluding depreciation                          43,856           80,436         148,256         227,501
Equipment management fee - General Partner                 14,748           34,368          73,720         116,864
Interest                                                    3,396           22,008          20,699          89,897
Depreciation                                              342,738          502,458       1,222,626       1,878,648
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                   9,856           34,362          37,824         111,942
Loss on sale of computer equipment                           --               --              --              --
                                                       ----------       ----------      ----------      ----------
                                                          414,594          673,632       1,503,125       2,424,852
                                                       ----------       ----------      ----------      ----------
Net income (loss)                                      $  120,762       $  202,391      $   97,238      $  291,693
                                                       ==========       ==========      ==========      ==========

Net income (loss) per equivalent limited
  partnership unit                                     $     0.19       $     0.32      $     0.15      $     0.46

Weighted Average number of equivalent limited
  partnership units outstanding during the period         631,358          631,358         631,358         631,358
                                                       ==========       ==========      ==========      ==========

                             SEE ACCOMPANYING NOTES

                        COMMONWEALTH INCOME GROWTH FUND I

                         STATEMENT OF PARTNERS' CAPITAL

                                             PARTNER UNITS                  GENERAL           LIMITED
                                                GENERAL        LIMITED      PARTNER           PARTNER             TOTAL
                                             ------------------------------------------------------------------------------
Partners' capital - December 31, 1995             50           631,358     $   1,000       $  9,642,571       $  9,643,571

  Net income (loss)                                                           12,755         (1,332,502)        (1,319,747)
  Distribution                                                               (12,755)        (1,262,712)        (1,275,467)
                                             ------------------------------------------------------------------------------
Partners' capital - December 31, 1996             50           631,358         1,000          7,047,357          7,048,357

  Net income (loss)                                                           12,755           (918,878)          (906,123)
  Distribution                                                               (12,755)        (1,262,712)        12,756,467)
                                             ------------------------------------------------------------------------------
Partners' capital - December 31, 1997             50           631,358         1,000          4,865,767          4,866,767

  Net income (loss)                                                           12,755           (288,009)          (275,254)
  Distribution                                                               (12,755)        (1,262,712)        (1,275,467)
                                             ------------------------------------------------------------------------------
Partners' capital - December 31, 1998             50           631,358         1,000          3,315,046          3,316,046

  Net income (loss)                                                            9,565           (546,733)          (537,168)
  Distribution                                                                (9,565)          (949,478)          (959,043)
                                             ------------------------------------------------------------------------------
Partners' capital - December 31, 1999             50           631,358         1,000          1,818,835          1,819,835

  Net Income (loss)                                                            8,586             88,652             97,238
  Distribution                                                                (8,586)          (864,993)          (873,579)
                                             ------------------------------------------------------------------------------
Partners' capital - September 30, 2000            50           631,358     $   1,000       $  1,042,494       $  1,043,494
                                             ==============================================================================

                             SEE ACCOMPANYING NOTES

                       COMMONWEALTH INCOME & GROWTH FUND I

                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000               1999
                                                            -----------       -----------
OPERATING ACTIVITIES
Net Income                                                  $    97,238       $   291,693
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                 1,260,459         1,989,000
(Gain) loss on sale of computer equipment                      (123,323)         (336,179)
Other noncash activities included in
  determination of net income                                  (608,094)       (1,030,744)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable -
   General Partner                                               (8,529)             --
(Increase) decrease in lease income receivable                 (107,395)          (85,928)
(Increase) decrease in other receivables                        (21,191)             (970)
Increase (decrease) in accounts payable                          (7,164)          (24,949)
Increase (decrease) in accounts payable to
  Commonwealth Capital Corp.                                      3,707              --
Increase (decrease) in accounts payable -
  General Partner                                               (35,018)           66,966
Increase (decrease) in unearned lease income                   (101,030)          (58,903)
                                                            -----------       -----------
Net cash provided by operating activities                       349,660           809,986

Investing activities:
Net proceeds from the sale of property                          384,214           336,179
Equipment acquisition fees paid to General Partner                 --               4,910
                                                            -----------       -----------
Net cash provided by investing activities                       384,214           341,089

Financing activities:
Distributions to partners - net cash used by financing
  activities                                                   (873,579)         (963,799)


Net increase (decrease) in cash and equivalents                (139,705)           22,621
Cash and cash equivalents, begining of year                     217,288             1,565
                                                            -----------       -----------
Cash and cash equivalents, end of year                      $    77,583       $    24,186
                                                            ===========       ===========

                             SEE ACCOMPANYING NOTES

                       COMMONWEALTH INCOME & GROWTH FUND I

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000


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

                       Commonwealth Income & Growth Fund I

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the nine month period ended September 30, 2000 and 1999 were cash from operations of $349,000 and $809,000, respectively; and net proceeds from the sale of computer equipment of $384,000 and $110,000 for the nine month period ended September 30, 2000 and 1999. The primary uses of cash for the nine month period ended September 30, 2000 were the payment of preferred distributions to partners of $873,000.

Currently, rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2000, and December 31, 1999 the Partnership had approximately $77,000 and $217,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $764,000 for the year ending December 31, 2000 and $368,000, thereafter. At September 30, 2000, the outstanding debt was $108,000, with interest rates ranging from 6.4% to 8.5%, and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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


RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, the Partnership recognized income of $535,000 and expenses of $414,000, resulting in net income of $121,000. For the quarter ended September 30, 1999, the Partnership recognized income of $876,000 and expenses of $673,000, resulting in net gain of $203,000.

Lease income decreased by 44% from $764,000 for the quarter ended September 30, 1999, to $429,000 for the quarter ended September 30, 2000. During the nine months ended September 30, 2000, the Partnership did not expend any cash to acquire new leases.

Interest income increased from $2,000 for the quarter ended September 30, 1999, to $2,500 for the quarter ended September 30, 2000. In addition, the Partnership recognized a gain on sale of computer equipment of $111,000 for the quarter ended September 30, 2000.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 45% decrease from approximately $80,000 for the quarter ended September 30, 1999, to $44,000 for the quarter ended September 30, 2000, is attributable to the accrual of accounting fees.

                       Commonwealth Income & Growth Fund I

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $15,000 and $34,000, respectively, for the quarters ended September 30, 2000 and 1999.

Interest expense decreased 86% from approximately $22,000 for the quarter ended September 30, 1999, to $3,000 for the quarter ended September 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses increased by 34% from approximately $537,000 for the quarter ended September 30, 1999, to $353,000 for the quarter ended September 30, 2000.

For the nine month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $350,000, which includes a net gain of $123,000, and depreciation and amortization expenses of $1,260,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $608,000.

For the nine month period ended September 30, 1999, the Partnership generated cash flows from operating activities of $810,000 which includes a net gain of $336,000 and depreciation and amortization expenses of $2,000,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,030,744.

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


                                    COMMONWEALTH INCOME & GROWTH FUND I
                                    BY: COMMONWEALTH INCOME & GROWTH
                                        FUND, INC. General Partner



November 13, 2000                   By: /s/ George S. Springsteen
------------------                      --------------------------
Date                                    George S. Springsteen
                                        President