Form 10-K/A
period 1999-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2000-12-05
CIK 913141

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


                                        YEAR ENDED DECEMBER 31
                          ------------------------------------------------
                                 1999            1998           1997
                         ------------------------------------------------
                               Restated         Restated
Lease Income                 $ 2,995,506    $ 4,527,348    $ 5,195,139

Net Loss                        (478,168)      (334,254)      (906,123)

Cash Distributions               959,043      1,275,467      1,275,467

Net Loss per Unit                   (.77)          (.55)         (1.46)

Cash Distribution per Unit          1.50           2.00           2.00



                               DECEMBER 31
                ---------------------------------------
                    1999           1998          1997
                ---------------------------------------

Total Assets    $ 2,858,500   $ 5,906,884   $10,081,644

Notes Payable       716,792     2,401,080     4,968,748

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

RESULTS OF OPERATIONS (RESTATED)

1999 and 1998 and 1997 OPERATING RESULTS

         For the year ended December 31, 1999,1998 and 1997, the Partnership recognized income of $3,005,000, $4,620,000 and $5,230,000 and expenses of $3,483,000, $4,955,000 and $6,136,000, resulting in net losses of $478,000,
$334,000 and $906,000, respectively.

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

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The increase from approximately $111,000 in 1997 to approximately $176,000 and $261,000 for 1998 and 1999 respectively, is primarily attributable to reimbursable expenses to Com Cap Corp. for cost incurred in connection with the administration and operation of the Partnership. The increase from $175,000 during the year ended December
31, 1998 to $261,000 during the year ended December 31, 1999 is attributable to the costs incurred in connection with the administration and operation of the Partnership being charged to, and taken by, Com Cap Corp. and an increase in reimbursable expenses paid to the General Partner and its affiliates of $13,000 and an increase in outside service fees of $72,000.

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

         For the year ended December 31, 1999, 1998 and 1997, the Partnership generated cash flow from operating activities of $752,000, $757,000 and $1,746,000 respectively, which includes a net loss of $478,000, $334,000 and $906,000 which was reduced by depreciation and amortization expenses of $2,809,000, $4,280,000 and $5,219,000 respectively. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $1,707,000, $3,089,000 and $2,849,000 respectively.

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



                                                                                      AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                      ICCURRED        INCURRD          INCURED
COMPENSATION              TYPE OF COMPENSATION                                       DURING 1999     DURING 1998      DURING 1997
                           OFFERING AND ORGNAIZATION STAGE

The General Partner        Organizational Fee. An Organization Fee equal to                $0              $0               $0
                           three percent of the first $10,000,000 of Limited
                           Partners' Capital Contributions and two percent of
                           the Limited Partners' Capital Contribution in excess
                           of $10,000,000, as compensation for the organization
                           of the Partnership. It is anticipated that all
                           Organizational and Offering Expenses which include
                           legal, accounting and printing expenses; various
                           registration and filing fees; miscellaneous expenses
                           related to the organization and formation of the
                           Partnership; other costs of registration; and costs
                           incurred in connection with the preparation, printing
                           and distribution of this Report and other sales
                           literature. The General Partner pays all
                           Organizational and Offering Expenses, other than
                           Underwriter's Commissions and a non-accountable
                           expense allowance payable to the Dealer Manager that
                           is equal to the lesser of (i) one percent of the
                           Offering proceeds or (ii) $50,000.

                           OPERATIONAL AND SALE
                           OR LIQUIDATION STAGES

The General Partner        Reimbursement of Expenses. The General and its               $111,000        $100,000          $54,000
and its Affiliates         Affiliates Partner are entitled to reimbursement by
                           the Partnership for the cost of goods, supplies or
                           services obtained and used by the General Partner in
                           connection with the administration and operation of
                           the Partnership from third parties unaffiliated with
                           the General Partner. In addition, the General Partner
                           and its affiliates are entitled to reimbursement of
                           certain expenses incurred by the General Partner and
                           its affiliates in connection with the administration
                           and operation of the Partnership. The amounts set
                           forth on this table do not include expenses incurred
                           in the offering of Units.

The General Partner        Equipment Acquisition Fee. An Equipment Acquisition           $60,000         $40,000         $213,000
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

(a) (1)  Restated Financial Statements

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

Restated Audited Financial Statements

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

As discussed in Note 2, the accompanying 1999 and 1998 financial statements have been restated.


/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000, except for
Note 2 as to which the date
is November 30, 2000

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets

                                                                                 DECEMBER 31
                                                                          1999                 1998
                                                                  ------------------------------------------
                                                                                             Restated
ASSETS

Cash and cash equivalents                                           $       217,288      $         1,565
Lease income receivable                                                     212,624              148,204
Other receivables and deposits                                                2,009                3,303
Accounts receivable - General Partner                                             -                9,199

Computer equipment, at cost                                               9,551,365           13,864,309
Accumulated depreciation                                                 (7,174,110)          (8,306,508)
                                                                  ------------------------------------------
                                                                          2,377,255            5,557,801

Equipment acquisition costs and deferred expenses,
    net of accumulated amortization of $370,770 in
    1999 and $448,421 in 1998                                                49,324              169,252
Organization costs, net of accumulated amortization
    of $121,778 in 1998                                                           -               17,560
                                                                  ------------------------------------------
Total assets                                                        $     2,858,500      $     5,906,884
                                                                  ==========================================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                    $        54,037      $        50,310
Accounts payable - General Partner                                           35,018                    -
Accounts payable - Commonwealth Capital Corp.                                29,288               22,480
Accounts payable - affiliated limited partnerships                           77,500                    -
Unearned lease income                                                       101,030              116,968
Other accrued expenses                                                       25,000               59,000
Notes payable                                                               716,792            2,401,080
                                                                  ------------------------------------------
Total liabilities                                                         1,038,665            2,649,838

Partners' capital:

    General partner                                                           1,000                1,000
    Limited partners                                                      1,818,835            3,256,046
                                                                  ------------------------------------------
Total partners' capital                                                   1,819,835            3,257,046
                                                                  ------------------------------------------
Total liabilities and partners' capital                             $     2,858,500      $     5,906,884
                                                                  ==========================================


SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations

                                                                   YEAR ENDED DECEMBER 31
                                                          1999               1998               1997
                                                  ----------------------------------------------------------
                                                        Restated           Restated
Income:
    Lease                                           $     2,995,506    $     4,527,348    $     5,195,139
    Interest and other                                        9,683             21,741             34,525
    Gain on sale of computer equipment                            -             71,682                  -
                                                  ----------------------------------------------------------
                                                          3,005,189          4,620,771          5,229,664

Expenses:
    Operating, excluding depreciation                       261,038            175,833            111,263
    Equipment management fee - General Partner
                                                            149,675            226,367            259,757
    Interest                                                105,223            272,640            348,681
    Depreciation                                          2,664,825          4,039,371          4,912,073
    Amortization of organization costs,
       equipment acquisition costs, and
       deferred expenses                                    143,956            240,814            307,323
    Uncollectible accounts receivable                        50,000                  -                  -
    Loss on sale of computer equipment                      108,640                  -            196,690
                                                  ----------------------------------------------------------
                                                          3,483,357          4,955,025          6,135,787
                                                  ----------------------------------------------------------
Net loss                                            $      (478,168)   $      (334,254)   $      (906,123)
                                                  ==========================================================

Net loss per equivalent limited
    partnership unit                                $         (.77)    $         (.55)    $         (1.46)
                                                  ==========================================================

Weighted average number of equivalent limited partnership units outstanding during the year

                                                            631,358            631,358            631,358
                                                  ==========================================================



SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                         Statements of Partners' Capital

                                      GENERAL      LIMITED
                                      PARTNER      PARTNER         GENERAL          LIMITED
                                       UNITS        UNITS          PARTNER         PARTNERS           TOTAL
                                    -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1996                     50         631,358      $      1,000     $  7,047,357     $  7,048,357
     Net income (loss)                   -                -            12,755         (918,878)        (906,123)
     Distributions                       -                -           (12,755)      (1,262,712)      (1,275,467)
                                    -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1997                     50         631,358             1,000        4,865,767        4,866,767
     Net income (loss) (Restated)        -                -            12,755         (347,009)        (334,254)
     Distributions                       -                -           (12,755)      (1,262,712)      (1,275,467)
                                    -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1998 (Restated)          50         631,358             1,000        3,256,046        3,257,046
     Net income (loss) (Restated)        -                -             9,565         (487,733)        (478,168)
     Distributions                       -                -            (9,565)        (949,478)        (959,043)
                                    -------------------------------------------------------------------------------
Partners' capital -
   December 31, 1999                     50         631,538      $      1,000     $  1,818,835     $  1,819,835
                                    ===============================================================================


SEE ACCOMPANYING NOTES.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                             1999             1998                1997
                                                     ------------------------------------------------------
                                                           Restated          Restated

OPERATING ACTIVITIES
Net loss                                               $      (478,168)  $      (334,254) $      (906,123)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Depreciation and amortization                         2,808,801         4,280,185        5,219,396
       Loss (gain) on sale of computer
               equipment                                       108,640           (71,682)         196,690
       Other non-cash activities included in
          determination of net loss                         (1,706,647)       (3,094,256)      (2,848,893)
       Changes in operating assets and
          liabilities:

             Lease income receivable                           (64,420)           (1,642)         112,488
             Other receivables and deposits                      1,294             5,264           15,017
             Accounts receivable - General
                Partner                                          9,199            (9,199)           6,772
             Accounts payable                                    3,727            25,701          (39,773)
             Accounts payable - General Partner                 35,018           (18,810)          18,810
             Accounts payable - Commonwealth Capital
                Corp.                                            6,808           (38,626)          39,106
             Accounts payable - Other limited
                partnerships                                    77,500                 -                -
             (Accrued expenses)                                 34,000            59,000                -
             Unearned lease income                             (15,938)          (44,813)         (67,036)
                                                    -------------------------------------------------------
Net cash provided by operating activities                      751,814           756,868        1,746,454

INVESTING ACTIVITIES

Capital expenditures                                          (160,935)         (544,691)      (1,347,809)
Accounts payable - Commonwealth Capital
    Corp.                                                            -            (1,823)           1,823
Net proceeds from sale of computer
    equipment                                                  590,355           893,739          347,654
Payment of computer equipment payable                                -                 -         (195,864)
Equipment acquisition fees paid to the
    General Partner                                             (6,468)          (39,699)        (213,186)
                                                    -------------------------------------------------------
Net cash provided by (used in) investing activities            422,952           307,526       (1,407,382)

FINANCING ACTIVITIES
Proceeds from short-term note payable                                -            78,804                -
Advance from Commonwealth Capital Corp.                              -            22,000                -
Distributions to partners                                     (959,043)       (1,275,467)      (1,275,467)
Debt placement fee paid to the General

    Partner                                                          -            (4,425)         (30,141)
                                                     ------------------------------------------------------
Net cash used in financing activities                         (959,043)       (1,179,088)      (1,305,608)
                                                     ------------------------------------------------------
Net increase (decrease) in cash and cash

    equivalents                                                215,723          (114,694)        (966,536)
Cash and cash equivalents at beginning of year                   1,565           116,259        1,082,795
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year               $       217,288   $         1,565  $       116,259
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


2. RESTATEMENT OF FINANCIAL INFORMATION

The Partnership has restated its financial statements for the years ended December 31, 1999 and 1998. The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership. During 1998, the Partnership had accrued what it believed were the costs for these goods, supplies or services based on the billings received from the General Partner and its Affiliates. During 1999, the General Partner and its Affiliates determined that an additional $59,000 was due from the Partnership for 1998. This additional amount was orginally recorded in the 1999 results of operations. As a result of discussions with the Securities and Exchange Commission staff, the 1998 financial statements have been restated to accrue this additional $59,000 of operating expenses with a corresponding restatement of the 1999 financial statements to reverse these 1998 operating expenses previously recorded in 1999. In the opinion of management, all adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Partnership's financial results as originally reported is summarized below:

                                          1999                        1998
                               As Reported  As Restated    As Reported  As Restated
Operating expenses,
   excluding depreciation      $  320,038   $  261,038      $  116,833   $  175,833
                               ==========   ==========      ==========   ==========
Net loss                         (537,168)    (478,168)       (275,254)    (334,254)
                               ==========   ==========      ==========   ==========
Net loss per equivalent
   limited partnership unit          (.85)        (.77)           (.46)        (.55)
                               ==========   ==========      ==========   ==========
Limited Partners' capital       1,818,835    1,818,835       3,315,046    3,256,046
                               ==========   ==========      ==========   ==========
Total Partners' capital         1,819,835    1,819,835       3,316,046    3,257,046
                               ==========   ==========      ==========   ==========


3. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1999, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                       Commonwealth Income & Growth Fund I

3. ACCOUNTING POLICIES (CONTINUED)

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

3. ACCOUNTING POLICIES (CONTINUED)

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

4. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 18 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       Commonwealth Income & Growth Fund I

4. COMPUTER EQUIPMENT (CONTINUED)

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

5. RELATED PARTY TRANSACTIONS

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partners and its affiliates in connection with the administration and operation of the Partnership. During 1999, 1998, and 1997, the Partnership recorded $111,000, $100,000, and $54,000, respectively, for reimbursement of expenses to the General Partner.

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

                       Commonwealth Income & Growth Fund I

5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

                       Commonwealth Income & Growth Fund I

5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

6. NOTES PAYABLE

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

6. NOTES PAYABLE (CONTINUED)

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

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

Non-cash investing and financing activities include the following:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
Debt assumed in connection with purchase
    of computer equipment                               $           -     $     442,937    $   3,981,858
                                                     ======================================================
Accounts payable in connection with the
    purchase of computer equipment                      $           -     $           -                -
                                                     ======================================================
Computer equipment payable converted
    to a note payable                                   $           -     $           -    $     333,260
                                                     ======================================================

                       Commonwealth Income & Growth Fund I

8. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE LOSS ON THE FEDERAL PARTNERSHIP RETURN

                                                             1999             1998              1997
                                                       -----------------------------------------------------

    Net loss for financial reporting purposes            $    (478,168)   $    (334,254)   $     (906,123)
    Adjustments:
        Loss on sale of computer equipment                    (322,612)        (287,465)       (1,224,887)
        Depreciation                                           480,316          405,303           241,706
        Amortization                                           115,830          185,057           248,516
        Unearned lease income                                  (11,074)         (38,829)           27,603
        Penalties and other                                    (94,843)          33,394            39,161
                                                       -----------------------------------------------------
    Taxable loss on the Federal Partnership
      Return                                             $    (310,551)   $     (36,794)   $   (1,574,024)
                                                       =====================================================

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                February 28, 1999

                                TABLE OF CONTENTS

Report of Independent Auditors......................................1

Balance Sheet.......................................................2
Notes to Balance Sheet..............................................3

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

Elkins Park, Pennsylvania
June 16, 1999

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

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                      PAGE

INDEPENDENT AUDITOR'S REPORT                           1

CONSOLIDATED BALANCE SHEET                             2

NOTES TO CONSOLIDATED BALANCE SHEET                    3

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

                                      /s/ Fishbein & Company, P.C.
                                          Elkins Park, Pennsylvania

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