Form 10-K
period 2000-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-04-12
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

(_) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are incorporated by reference as Exhibits in Part IV of this Report.


--------------------------------------------------------------------------------

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

PRINCIPAL INVESTMENT OBJECTIVES

      The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

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

      As of December 31, 2000, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of


--------------------------------------------------------------------------------

Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

      The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2000, the Partnership has not entered into any such agreements.

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

      Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

      OTHER EQUIPMENT-RESTRICTIONS. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non IBM compatible computer peripheral, data processing, telecommunication or medical


--------------------------------------------------------------------------------
technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

      Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2000, the Partnership has acquired a diversified Equipment portfolio which it has leased to 22 different companies located throughout the United States. Approximately 33% of the Equipment acquired by the Partnership consists of tape storage. Approximately 38% of the Equipment acquired by the Partnership consists of workstations, department servers and enterprise servers. Approximately 14% of the Equipment acquired by the Partnership consists of printers. Approximately 3% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 7% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately another 4% of the Equipment acquired by the Partnership consists of more traditional forms of disk storage. Approximately 1% of the Equipment acquired by the Partnership consists of Routers.

      During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

      The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2000, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

      In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for


--------------------------------------------------------------------------------

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

      The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2000, all leases that have been entered into are "triple net leases".

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

      The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2000, the Partnership has not entered into any such agreements.

BORROWING POLICIES

      The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time


--------------------------------------------------------------------------------
desired or on terms considered reasonable by the General Partner. As of December 31, 2000, the aggregate nonrecourse debt outstanding of $68,000 was 1.11% of the aggregate cost of the Equipment owned.

      The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2000, the Partnership has not exercised this option.

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

      Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2000, no such agreements existed.

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


REFINANCING POLICIES

      Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2000, the Partnership has not refinanced any of its debt.


--------------------------------------------------------------------------------

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


COMPETITION

      The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its


--------------------------------------------------------------------------------
competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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


INVESTMENTS

      As of March 28, 2001, the Partnership has purchased the following
Equipment:


                                             EQUIPMENT                     LIST        PURCHASE    MONTHLY       LEASE
LESSEE                              MFG     DESCRIPTION                    PRICE         PRICE       RENT        TERM
Xerox Corp.                         SUN     (32) SUN WORK ST          $  440,800    $  277,705     $   286         39
Xerox Corp.                         SUN     (4)SPARC2000                 590,840       305,875       1,019         39
Fingerhut Corp.                   SIEMEN    (2) 2240-004                 722,000       459,592       8,558         48
Chrysler Corp.                      STK     (2) 4490-M30                 686,158       490,110      12,001         48
GE Industrial & Power  Systems      HP      (50%) HP9000/J200            202,680       157,635       4,115         36
Wang Laboratories, Inc.             PYR     (50%) NILE150                937,290       589,287      16,639         36
Chrysler Corp.                      IBM     (20%) 3745-31A               242,244       184,383       4,203         48
Sprint Communications  Company      STK     (9) 9490-M32               1,335,897       703,968      15,501         36
Honda R&D                           SGI     (45%) 4XR10000               400,220       298,094       7,683         36
Sprint Communications  Company      IBM     (2) 3995-133                 421,500       286,536      10,166         24
Equitable Life Assurance  Company   LEX     (80) N240                    571,351       497,477      11,501         36
Chrysler Corp.                      STK     (55%) 28% tape libraries,
                                            30% redwd, 42% timberl     1,693,479       997,891      22,520         36
Equitable Life Assurance  Company   LEX     (16) OPTRA                    74,458        94,098       2,615         36
Kaiser                              IBM     (3) 3745-61A,
                                            (3) 3746-900               2,149,234     1,191,555      29,786         36
Litton                              SUN     (1) E3000                    251,967       148,492       3,771         36
Sprint Communications  Company      SUN     (2) E5000                    371,640       231,551       7,199         30
Computer Science Corporation        SGI     (50%)144 workstations      2,055,893       822,455      21,031         36
PaineWebber                         IBM     (2) 9032-003                 932,206       455,473      11,060         36
Charles Schwab                      IBM     (20%) (6) 9032-003           495,889       307,983       6,989         36
ADP                                 IBM     (3) 3490-A20
                                            (1) 3490-B40                 579,850       379,682       5,036         36
Lucent                              SUN     (1)3000server                 70,300        45,892       1,181         36
Lucent                              SUN     (1)3500server                 75,750        49,505       1,274         36
Pitney Bowes                        IBM     (1)3590                      526,390       299,832       5,852         40
Cendant                             SUN     (1)6000                      512,640       274,774       6,722         36
Sprint                              SUN     Upgrade to
                                            ES5000                        21,400        14,491         602         25
GE Medical                         CISCO    Routers                       59,917        38,803       1,157         36
Thomson                             HP      Workstation                   26,670        17,683         696         24


--------------------------------------------------------------------------------

Kaiser                              CISCO   (33) Routers                  65,835        38,948       1,333         36
Morgan Stanley                      SUN     ENT4000                      184,144       122,751       3,018         24
Moore Business                      IBM     (2)3900-DW1/2                515,000       460,490       9,040         43
SMS                                 STK     TAPE DRIVE                 1,452,140       576,586      34,140         36
UNUM                                IBM     PRINTER                      343,010       343,010       6,338         48
Thomson Consumer Electric           HP      VISUALIZE C3600               26,670        17,682         696         24


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

      The General Partner and its Affiliates may engage in other activities, whether or not competitive with the Partnership. The Partnership Agreement provides, however, that neither the General Partner nor


--------------------------------------------------------------------------------
any of its Affiliates may receive any rebate or "give up" in connection with the Partnership's activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.




EMPLOYEES

      The Partnership has no employees and received administrative and other services from the General Partner which has 12 employees as of December 31, 2000.

ITEM  2: PROPERTIES

                NOT APPLICABLE

ITEM  3: LEGAL PROCEEDINGS

                NOT APPLICABLE

ITEM  4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NOT APPLICABLE



PART II



ITEM  5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

      There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2000, there were 683 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

      Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt


--------------------------------------------------------------------------------
transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

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

      In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2000, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.


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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

      Quarterly distributions in the following amounts were paid to the Limited Partners during 2000, 1999, and 1998.


QUARTER ENDED                         2000            1999            1998
---------------------------------------------------------------------------
     March 31                    $  242,529      $  315,678      $  315,678

     June 30                        466,259         315,678         315,678

     September 30                   156,205         315,678         315,678

     December 31                    156,207           2,439         315,678
                                 ------------------------------------------

                                 $1,021,200      $  949,473      $1,262,712
                                 ==========================================

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


ITEM 6:  SELECTED FINANCIAL DATA

      The following table sets forth, in summary form, selected financial data for the Partnership and for each of the five years in the period ended December 31, 2000. This table is qualified in its entirety by the more detailed information which have been derived in part from the audited financial statements of the partnership and the notes thereto included elsewhere herein, and should be read in

--------------------------------------------------------------------------------
conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                  2000             1999             1998             1997             1996
                                              --------------------------------------------------------------------------------
     Lease Income                             $ 1,790,339      $ 2,995,506      $ 4,527,348      $ 5,195,139      $  5,908,389

     Net Loss                                    (205,279)        (478,168)        (334,254)        (906,123)       (1,319,747)

     Cash Distributions                         1,031,324          959,043        1,275,467        1,275,467         1,275,467

     Net Loss per

         Limited Partner Unit                        (.33)            (.77)            (.55)           (1.46)            (2.11)

     Cash Distribution per

        Limited Partner Unit                         1.62             1.50             2.00             2.00              2.00


                                                               DECEMBER 31
                                                               -----------
                                                  2000             1999             1998             1997             1996
                                              --------------------------------------------------------------------------------

     Total Assets                             $   839,551      $ 2,858,500      $ 5,906,884      $10,081,644      $11,373,203

     Notes Payable                                 67,647          716,792        2,401,080        4,968,748         3,502,523

     Partner's Capital                            583,232        1,819,835        3,257,046        4,866,767         7,048,357



      Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Limited Partner Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partner Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary sources of capital for the years ended December 31, 2000, 1999, and 1998 were cash from operations of $513,000, $752,000, and
$757,000, respectively and proceeds from the sale of computer equipment of $365,000, $590,000, and $894,000 in the years ended December 31, 2000, 1999, and
1998 respectively. The primary uses of cash were for capital expenditures for new equipment totaling $161,000, and $545,000 for the years ended December 31, 1999, and 1998, respectively, and for the payment of distributions to partners totaling $1,031,000 for 2000, $959,000 for 1999, and $1,275,000, in 1998.


--------------------------------------------------------------------------------

      Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2000 and 1999 the Partnership had approximately $65,000 and $200,000 respectively, invested in these money market accounts.

      The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased to $89,000 in 2000, down from $1,153,000 in 1999 and $3,324,000 in 1998 due to computer equipment leases expiring. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $80,000 for the year ended 2001 and $9,000 thereafter. No debt was incurred in 2000 or 1999. At December 31, 2000, the outstanding debt was $68,000, with an interest rate of 7% and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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

      For the year ended December 31, 2000, the Partnership generated cash flow from operating activities of $513,000, which includes a net loss of $205,000 and was reduced by depreciation and amortization expenses of $1,476,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $649,000.

RESULTS OF OPERATIONS

      For the year ended December 31, 2000, 1999 and 1998, the Partnership recognized income of $1,797,000, $3,005,000, and $4,620,000 and expenses of $2,002,340, $3,483,000, and $4,955,000, resulting in net losses of $205,000,
$478,000 and $335,000, respectively.

      Lease income decreased to $1,790,000 in 2000 from $2,996,000 and $4,527,000 in 1999 and 1998 respectively, primarily due to the expiration of leases and no new leases entered into.

      Interest income decreased to $7,000 in 2000 from $10,000 in 1999 and $22,000 in 1998, as a result of less invested cash as Partnership distributions for the year ended December 31, 2000, were made, whereas, for the year ended December 31, 1999 and 1998 the cash was temporarily being invested in money market accounts until being utilized for equipment purchases.

      Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp., a related party (see item 10), for administration and operation of the Partnership. The operating expenses totaled approximately $193,000 in 2000, $261,000 in 1999, and $176,000 in 1998. The decrease from 2000 to 1999 is primarily attributable to a reduction in the annual calculation of the overhead charges from Com Cap Corp. The increase in 1999 was primarily attributable to an increase from the annual recalculation of the overhead charges from Com Cap Corp.

      The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The equipment management fee decreased to $90,000 in


--------------------------------------------------------------------------------

2000 from $150,000 and $226,000 for 1999 and 1998 respectively, which is consistent with the decrease in lease income.

      Interest expense decreased to $22,000 for 2000, from $105,000 and $273,000 for 1999 and 1998 respectively, as a result of reduced debt resulting from monthly loan payments and the use of proceeds from the sale of equipment.

      Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 and 1998 only), equipment acquisition fees and debt placement fees. Depreciation and amortization during 2000 decreased to $1,476,000 from $2,809,000 and $4,281,000 in 1999 and 1998 respectively, due to the reduction of the owned equipment.

      In 2000 and 1999, the Partnership recorded bad debt expenses of $104,000 and $50,000, respectively, as a result of management's analysis that certain accounts receivable were deemed uncollectible.

      The Partnership sold computer equipment with a net book value of $484,000, $698,000, and $822,000 during the years ended December 31, 2000, 1999, and 1998, respectively, for a net loss of $118,000 for the year ended December 31, 2000, $108,000 for the year ended December 31, 1999 and a gain of $72,000 for the year ended December 31, 1998.

      The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the year ended December 31, 2000. In 1999 and 1998 the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets and therefore recorded a charge of $10,000 and $135,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999 and 1998, respectively.

NET LOSS

      As a result of the above factors, net loss decreased to $205,000 in 2000 from $478,000 and $334,000, in 1999 and 1998, respectively.


ITEM  7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long term debt.

ITEM  8: FINANCIAL STATEMENTS

      See financial statements commencing in part IV Item 14.


--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 14, 2000 the Partnership informed the accounting firm of Ernst & Young LLP ("E&Y") that the Partnership would not retain it to audit the Partnership's financial statements for the year ended December 31, 2000. E&Y had been the Partnerships' principal accountants since the fiscal year ended December 31, 1993. The report of E&Y on the financial statements of the Partnership for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Partnership has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of disagreements in connection with its report relating to the audits for the fiscal years ended December 31, 1999 and 1998 or during the period from January 1, 2000 to December 14, 2000.

The Partnership's decision not to retain E&Y was not based on the expectation that any disagreement would arise in connection with the audit of its financial statements for the year ended December 31, 2000. The decision not to retain E&Y was made by the Partnership's Board of Directors.

On December 13, 2000 the Partnership approved the accounting firm of BDO Seidman LLP as its principal accountants.

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

      The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.


--------------------------------------------------------------------------------

Salvatore R. Barila        Assistant Vice President and Controller of the
                           General Partner and Com Cap Corp.

John A. Conboy III         Assistant Vice President and Accounting Manager of
                           the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of Com Cap Corp.

      George S. Springsteen, age 66, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

      Kimberly A. MacDougall, age 41, wife of George Springsteen, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

      Henry J. Abbott, age 49, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

      Salvatore R. Barila, age 30, is Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

      John A. Conboy III, age 54, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

      Dorothy A. Ferguson, age 58, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.


--------------------------------------------------------------------------------

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


                                                      AMOUNT   AMOUNT   AMOUNT
ENTITY                                                INCURRED INCURRED INCURRED
RECEIVING                                             DURING   DURING   DURING
COMPENSATION   TYPE OF COMPENSATION                    2000     1999     1998

               OFFERING AND ORGANIZATION STAGE

The General    Organizational Fee. An Organization          $0        $0        $0
Partner        Fee equal to three percent of the
               first $10,000,000 of Limited
               Partners' Capital Contributions and
               two percent of the Limited
               Partners' Capital Contribution in
               excess of $10,000,000, as
               compensation for the organization
               of the Partnership. It is
               anticipated that all Organizational
               and Offering Expenses which include
               legal, accounting and printing
               expenses; various registration and
               filing fees; miscellaneous expenses
               related to the organization and
               formation of the Partnership; other
               costs of registration; and costs
               incurred in connection with the
               preparation, printing and
               distribution of this Report and
               other sales literature. The General
               Partner pays all Organizational and
               Offering Expenses, other than
               Underwriter's Commissions and a
               non-accountable expense allowance
               payable to the Dealer Manager that
               is equal to the lesser of (i) one
               percent of the Offering proceeds or
               (ii) $50,000.

               OPERATIONAL AND SALE
               OR LIQUIDATION STAGES

The General    Reimbursement of Expenses. The          $76,000  $111,000  $100,000
Partner and    General and its Affiliates Partner
its            are entitled to reimbursement by
Affiliates     the Partnership for the cost of
               goods, supplies or services
               obtained and used by the General
               Partner in connection with the
               administration and operation of the
               Partnership from third parties
               unaffiliated with the General
               Partner. In addition, the General
               Partner and its affiliates are
               entitled to reimbursement of
               certain expenses incurred by the
               General Partner and its affiliates
               in connection with the
               administration


--------------------------------------------------



               and operation of the
               Partnership. The amounts set forth
               on this table do not include
               expenses incurred in the offering
               of Units.

The General    Equipment Acquisition Fee. An                $0   $60,000   $40,000
Partner        Equipment Acquisition Fee of four
               percent of the Purchase Price of
               each item of Equipment purchased as
               compensation for the negotiation of
               the acquisition of the Equipment
               and the lease thereof or sale under
               a Conditional Sales Contract. The
               fee was paid upon each closing of
               the Offering with respect to the
               Equipment purchased by the
               Partnership with the net proceeds
               of the Offering available for
               investment in Equipment. If the
               Partnership acquires Equipment in
               an amount exceeding the net
               proceeds of the Offering available
               for investment in Equipment, the
               fee will be paid when such
               Equipment is acquired.

The General    Debt Placement Fee. As compensation          $0        $0    $4,000
Partner        for arranging Term Debt to finance
               the acquisition of Equipment to the
               Partnership, a fee equal to one
               percent of such indebtedness;
               provided, however, that such fee is
               reduced to the extent the
               Partnership incurs such fees to
               third Parties, un affiliated with
               the General Partner or the lender,
               with respect to such indebtedness
               and no such fee is paid with
               respect to borrowings from the
               General Partner or its Affiliates.

The General    Equipment Management Fee. A monthly     $90,000  $150,000  $226,000
Partner        fee equal to the lesser of (I) the
               fees which would be charged by an
               independent third party for similar
               services for similar equipment or
               (ii) the sum of (a) two percent of
               (1) the Gross Lease Revenues
               attributable to Equipment which is
               subject to Full Payout Net Leases
               which contain net lease provisions
               plus (2) the purchase price paid on
               Conditional Sales Contracts as
               received by the Partnership and (b)
               five percent of the Gross Lease
               Revenues attributable to Equipment
               which is subject to Operating
               Leases.

The General    Re-Lease Fee. As Compensation for            $0        $0        $0
Partner        providing re-leasing services for
               any Equipment for which the General
               Partner has, following the
               expiration of, or default under,
               the most recent lease of
               Conditional Sales Contract,
               arranged a subsequent lease of
               Conditional Sales Contract for the
               use of such Equipment to a lessee
               or other party, other than the
               current or most recent lessee of
               other operator of such equipment or
               its Affiliates ("Re-lease"), the
               General Partner will receive, on a
               monthly basis, a Re3-lease Fee
               equal to the lesser of (a) the fees
               which would be charged by an
               independent third party of
               comparable services for comparable
               equipment or (b) two percent of
               Gross Lease Revenues derived from
               such Re-lease.

The General    Equipment Liquidation Fee. With              $0        $0        $0
Partner        respect to each item of Equipment
               sold by the General Partner (other
               than in connection with a
               Conditional Sales Contract), a fee
               equal to the lesser of (I) 50% of
               the Competitive Equipment Sale
               Commission or (ii) three percent of
               the sales


--------------------------------------------------


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

The General    Partnership Interest. The General       $10,124    $9,565   $12,755
Partner        Partner has a present and
               continuing one percent interest of
               $1,000 in the Partnership's item of
               income, gain, loss, deduction,
               credit, and tax preference. In
               addition, the General Partner
               receives one percent of Cash
               Available for Distribution until
               the Limited Partners have received
               distributions of Cash Available for
               Distribution equal to their Capital
               Contributions plus the 10% Priority
               Return and thereafter, the General
               Partner will receive 10% of Cash
               Available for Distribution.


ITEM  12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      NOT APPLICABLE

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S
TIME

      The General Partner and its Affiliate sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs, which may be competitive with the Partnership.

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

      Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of


--------------------------------------------------------------------------------
the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

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

      The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of


--------------------------------------------------------------------------------
relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.


PART IV

ITEM  14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)Financial Statements

      Commonwealth Income & Growth Fund I

      Reports of Independent Certified Public Accountants

      Balance Sheets as of December 31, 2000 and 1999

      Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998

      Statements of Partners' Capital for each of the three years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements

      Commonwealth Income & Growth Fund, Inc.

      Report of Independent Auditors

      Balance sheet as of February 29, 2000

      Notes to Balance Sheet

      Commonwealth Capital Corp.


--------------------------------------------------------------------------------

      Report of Independent Auditors

      Consolidated Balance Sheet as of February 29, 2000

      Notes to Consolidated Balance Sheet

(a)(2)Schedules.

      Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a)(3)Exhibits.

      *3.1  Certificate of Limited Partnership

     **3.2  Agreement of Limited Partnership

      * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

      ** Incorporated by reference from the Partnership's Annual Report on 10-K for the year ended December 31, 1993


(b)   Reports on Form 8-K

         On December 15, 2000, the partnership filed Form 8-K indicating on
         Item 4, the registrant changed certifying accountants.

         The Board of Directors of the Company approved the engagement of BDO Seidman, LLP, at 1700 Market Street, Philadelphia, PA 19103-3592, as its independent auditors for the fiscal year ended December 31, 2000. This is to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company. The audit committee of the Board of Directors approved the change in auditors on December 13, 2000.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                                        CONTENTS



  REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   3-4

  FINANCIAL STATEMENTS
      Balance sheets                                                    5-6
      Statements of operations                                            7
      Statements of partners' capital                                     8
      Statements of cash flows                                         9-10

  NOTES TO FINANCIAL STATEMENTS                                       11-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Commonwealth Income & Growth Fund I
Berwyn, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund I as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.


/s/ BDO Seidman, LLP
--------------------------
Philadelphia, Pennsylvania
April 3, 2001

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

================================================================================

DECEMBER 31,                                                                             2000                1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                                 $    64,577         $   217,288
Lease income receivable                                                                       307,546             212,624
Other receivables and deposits                                                                    200               2,009
-------------------------------------------------------------------------------------------------------------------------
                                                                                              372,323             431,921
-------------------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                                 6,107,056           9,551,365
Accumulated depreciation                                                                   (5,647,310)         (7,174,110)
-------------------------------------------------------------------------------------------------------------------------

                                                                                              459,746           2,377,255
-------------------------------------------------------------------------------------------------------------------------

EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
     accumulated amortization of $285,046 and $370,770, respectively                            7,482              49,324
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $   839,551         $ 2,858,500
=========================================================================================================================

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                                  BALANCE SHEETS
================================================================================


DECEMBER 31,                                                                             2000                1999
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Accounts payable                                                                     $    74,355         $    54,037
     Accounts payable, General Partner                                                          5,117              35,018
     Accounts payable, Commonwealth Capital Corp.                                                  25              29,288
     Accounts payable, affiliated limited partnerships                                        105,671              77,500
     Unearned lease income                                                                      3,504             101,030
     Other accrued expenses                                                                      --                25,000
     Notes payable                                                                             67,647             716,792
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                             256,319           1,038,665
-------------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL
     General Partner                                                                            1,000               1,000
     Limited partners                                                                         582,232           1,818,835
-------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' CAPITAL                                                                       583,232           1,819,835
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $   839,551         $ 2,858,500
=========================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                        STATEMENTS OF OPERATIONS
================================================================================

YEAR ENDED DECEMBER 31,                                                             2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------
     INCOME
          Lease                                                                $ 1,790,339       $ 2,995,506       $ 4,527,348
          Interest and other                                                         6,722             9,683            21,741
          Gain on sale of computer equipment                                          --                --              71,682
------------------------------------------------------------------------------------------------------------------------------

     TOTAL INCOME                                                                1,797,061         3,005,189         4,620,771
------------------------------------------------------------------------------------------------------------------------------

     EXPENSES
          Operating, excluding depreciation                                        192,622           261,038           175,833
          Equipment management fee, General Partner                                 89,517           149,675           226,367
          Interest                                                                  22,242           105,223           272,640
          Depreciation                                                           1,433,902         2,664,825         4,039,371
          Amortization of organization costs, equipment
              acquisition costs, and deferred expenses                              41,842           143,956           240,814
          Uncollectible accounts receivable                                        103,818            50,000              --
          Loss on sale of computer equipment                                       118,397           108,640              --
------------------------------------------------------------------------------------------------------------------------------

     TOTAL EXPENSES                                                              2,002,340         3,483,357         4,955,025
------------------------------------------------------------------------------------------------------------------------------

     NET (LOSS)                                                                $  (205,279)      $  (478,168)      $  (334,254)
==============================================================================================================================

     NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP
          UNIT                                                                 $      (.33)      $      (.77)      $      (.55)

     WEIGHTED AVERAGE NUMBER OF EQUIVALENT
          LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                    631,358           631,358           631,358
==============================================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                 STATEMENTS OF PARTNERS' CAPITAL
================================================================================


                                                 GENERAL         LIMITED
                                                 PARTNER         PARTNER          GENERAL              LIMITED
                                                   UNITS           UNITS          PARTNER             PARTNERS                TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                            50         631,358         $  1,000          $ 4,865,767          $ 4,866,767

Net income (loss)                                     --            --             12,755             (347,009)            (334,254)
Distributions                                         --            --            (12,755)          (1,262,712)          (1,275,467)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                            50         631,358            1,000            3,256,046            3,257,046

Net income (loss)                                     --            --              9,565             (487,733)            (478,168)
Distributions                                         --            --             (9,565)            (949,478)            (959,043)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                            50         631,538            1,000            1,818,835            1,819,835

Net income (loss)                                     --            --             10,124             (215,403)            (205,279)
Distributions                                         --            --            (10,124)          (1,021,200)          (1,031,324)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                            50         631,358         $  1,000          $   582,232          $   583,232
====================================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                        STATEMENTS OF CASH FLOWS
================================================================================



YEAR ENDED DECEMBER 31,                                                              2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                 $  (205,279)        $  (478,168)        $  (334,254)

     Adjustments to reconcile net (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                       1,475,744           2,808,801           4,280,185
              Loss (gain) on sale of computer
                  equipment                                                         118,397             108,640             (71,682)
              Other noncash activities included in
                  determination of net loss                                        (649,145)         (1,706,647)         (3,094,256)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                                       (94,922)            (64,420)             (1,642)
                      Other receivables and deposits                                  1,809               1,294               5,264
                      Accounts receivable, General
                           Partner                                                     --                 9,199              (9,199)
                  (Decrease) increase in liabilities
                      Accounts payable                                               20,318               3,727              25,701
                      Accounts payable, General
                           Partner                                                  (29,901)             35,018             (18,810)
                      Accounts payable,
                           Commonwealth Capital Corp.                               (29,263)              6,808             (38,626)
                      Accounts payable,
                           affiliated limited partnerships                           28,171              77,500                --
                      Accrued expenses                                              (25,000)            (34,000)             59,000
                      Unearned lease income                                         (97,526)            (15,938)            (44,813)
------------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           513,403             751,814             756,868
------------------------------------------------------------------------------------------------------------------------------------

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                        STATEMENTS OF CASH FLOWS
================================================================================

YEAR ENDED DECEMBER 31,                                                              2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       $      --           $  (160,935)        $  (544,691)

     Accounts payable, Commonwealth Capital
         Corp                                                                          --                  --                (1,823)
     Net proceeds from sale of computer
         equipment                                                                  365,210             590,355             893,739
     Equipment acquisition fees paid to the General
         Partner                                                                       --                (6,468)            (39,699)
------------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                           365,210             422,952             307,526
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term note payable                                             --                  --                78,804
     Advance from Commonwealth Capital Corp.                                           --                  --                22,000
     Distributions to partners                                                   (1,031,324)           (959,043)         (1,275,467)
     Debt placement fee paid to the General
         Partner                                                                       --                  --                (4,425)
------------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                                          (1,031,324)           (959,043)         (1,179,088)
------------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                   (152,711)            215,723            (114,694)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      217,288               1,565             116,259
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    64,577         $   217,288         $     1,565
====================================================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.      BUSINESS                   Commonwealth Income & Growth Fund I (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's General
                                   Partner is Commonwealth Income & Growth Fund,
                                   Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp.
                                   Approximately ten years after the
                                   commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.
                                   Unless sooner terminated, the Partnership will continue until December 31, 2004.

                                   Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2000, the Partnership distributed to the limited partners $781,097, in addition to $240,103 distributed in January 2000, which pertained to the 1999 fourth quarter. The 2000 distributions, exclusive of the January
                                   2000 distributions were at an annual rate of 6.2% of the Limited Partners' original contributed capital. During 1999, the Partnership distributed to the limited partners, three quarterly distributions totaling $949,478. The three quarterly distributions in 1999 plus the payment in January 2000 noted above represented an annual rate of 9.4%. During 1998, cash distributions to limited partners have been made at a rate of 10% of their original contributed capital.
                                   Distributions during 2000 reflect an
                                   annual return of capital in the amount of approximately $1.62 per limited partnership unit, for units which were outstanding for the entire year, which includes $.38 per unit which was distributed in January 2000 for the fourth quarter of 1999. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.50 per limited partnership unit for units, which were outstanding for the entire year. Distributions during 1998

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                   reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit, for units which were outstanding for the entire year.

2.      SUMMARY OF                 REVENUE RECOGNITION
        SIGNIFICANT
        ACCOUNTING                 Through December 31, 2000, the Partnership
        POLICIES                   has only entered into operating leases. Lease
                                   revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   During 2000, 1999 and 1998, the Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2000, the Partnership determined that no impairment had occurred. In 1999 and 1998, the Partnership determined that the carrying amount of

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                   certain assets was greater than the
                                   undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $10,000 and $135,000 in the fourth quarter of 1999 and 1998, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

                                   Depreciation on computer equipment for
                                   financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                                   INTANGIBLE ASSETS

                                   Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-five year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                                   CASH AND CASH EQUIVALENTS

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   OFFERING COSTS

                                   Offering costs are payments for selling
                                   commissions, dealer manager fees,
                                   professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs are deducted from partnership capital in the accompanying financial statements.

                                   NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP
                                   UNIT

                                   The net loss per equivalent limited
                                   partnership unit is computed based upon
                                   net loss allocated to the limited partners and the weighted average number of limited partners' equivalent units outstanding during the year.

3.      COMPUTER                   The Partnership is the lessor of equipment
        EQUIPMENT                  under operating leases with periods ranging
                                   from 18 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Typically, at the end of the operating lease periods, the lessees continue to lease the equipment on a month-to-month basis.

                                   The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2000:

                                   YEAR ENDING DECEMBER 31,              AMOUNT
                                   ---------------------------------------------

                                       2001                       $      79,764
                                       2002                               8,997
                                   ---------------------------------------------

                                                                  $      88,761
                                   ---------------------------------------------

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                   Lease income from three lessees, each
                                   exceeding 10% of lease revenue, aggregated
                                   38% of lease income for the year ended
                                   December 31, 2000. Lease income from one lessee, exceeding 10% of total lease income, approximated 12% of lease income for the year ended December 31, 1999. Lease income from two lessees, each exceeding 10% of total lease income, aggregated 27% of lease income for the year ended December 31, 1998.

                                   As of December 31, 2000, three lessees
                                   comprised approximately 78% of the
                                   Partnership's accounts receivable.

4.      RELATED PARTY              REIMBURSEMENT OF EXPENSES
        TRANSACTIONS
                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General
                                   Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General
                                   Partner and its affiliates in connection with the administration and operation of the Partnership. During 2000, 1999 and 1998, the
                                   Partnership recorded $76,000, $111,000 and
                                   $100,000, respectively, for reimbursement of expenses to the General Partner.

                                   EQUIPMENT ACQUISITION FEE

                                   The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During 1999 and 1998, equipment acquisition fees of approximately $60,000 and $40,000, respectively, were paid to the General Partner. No fees were paid to the General Partner in 2000.

                                   DEBT PLACEMENT FEE

                                   As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                   shall be reduced to the extent the
                                   Partnership incurs such fees to third
                                   parties, unaffiliated with the General
                                   Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 1998, debt placement fees of approximately $4,000 were paid to the General Partner. No debt placement fee was paid to the General Partner in 2000 and 1999.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2000, 1999 and 1998, equipment management fees of approximately $90,000, $150,000 and $226,000, respectively, were paid to the General
                                   Partner as determined pursuant to section
                                   (ii) above.

                                   RELEASE FEE

                                   As compensation for providing releasing
                                   services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                   EQUIPMENT LIQUIDATION FEE

                                   With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2000, 1999 and 1998.

5.      NOTES PAYABLE              Notes payable consisted of the following:

                                  DECEMBER 31,                                        2000                1999
                                  -----------------------------------------------------------------------------
                                  Installment note payable to a bank; interest
                                  at 7.0%; due in monthly installments of $5,852
                                  including interest through December 2001         $ 67,647           $ 130,758

                                  Installment note payable to a bank; interest
                                  at 7.5%; due in monthly installments of $6,597
                                  including interest through February 2000               --              13,069

                                  Installment note payable to a bank; interest
                                  at 7.10%; due in monthly installments of
                                  $29,786 including interest through May 2000            --             146,341


                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                  DECEMBER 31,                                        2000                1999
                                  -----------------------------------------------------------------------------

                                  Installment note payable to a bank; interest
                                  at 7.3%; due in monthly installments of $9,040
                                  including interest through July 2000             $     --           $  61,778

                                  Installment note payable to a bank; interest
                                  at 6.4%; due in monthly installments of
                                  $21,031 including interest through September
                                  2000                                                   --             184,329

                                  Installment note payable to a bank; interest
                                  at 7.12%; due in monthly installments of
                                  $11,060 including interest through October
                                  2000                                                   --             107,075

                                  Installment note payable to a bank; interest
                                  at 6.5%; due in monthly installments of $6,989
                                  including interest through November 2000               --              73,442
                                  -----------------------------------------------------------------------------

                                                                                   $ 67,647           $ 716,792
                                  ==============================================================================

                                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

6.      SUPPLEMENTAL               Other noncash activities included in the
        CASH FLOW                  determination of net loss are as follows:
        INFORMATION


YEAR ENDED DECEMBER 31,                                                               2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                                         $649,145          $1,684,288          $3,088,868

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired                                    --                22,359               5,388
------------------------------------------------------------------------------------------------------------------------------------

Total adjustment to net loss from other
     noncash activities                                                             $649,145          $1,706,647          $3,094,256
====================================================================================================================================



                                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                                   Noncash investing and financing activities include the following:

YEAR ENDED DECEMBER 31,                                                               2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                                          $   --            $     --            $  442,937
====================================================================================================================================

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

7.      RECONCILIATION OF NET
        (LOSS) REPORTED FOR
        FINANCIAL
        REPORTING PURPOSES TO
        TAXABLE INCOME (LOSS) ON
        THE FEDERAL
        PARTNERSHIP RETURN

YEAR ENDED DECEMBER 31,                                                           2000                  1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) for financial reporting purposes                                   $(205,279)            $(478,168)            $(334,254)
Adjustments
     (Loss) on sale of computer equipment                                      (308,635)             (322,612)             (287,465)
     Depreciation                                                               533,443               480,316               405,303
     Amortization                                                                40,791               115,830               185,057
     Unearned lease income                                                      (23,447)              (11,074)              (38,829)
     Other                                                                      256,461               (94,843)               33,394
------------------------------------------------------------------------------------------------------------------------------------

Taxable income (loss) on the Federal
     Partnership return                                                       $ 293,334             $(310,551)            $ (36,794)
====================================================================================================================================

The "Adjustments-Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


8.      QUARTERLY RESULTS          Summarized  quarterly  financial data for the
        OF OPERATION               years ended December 31,  2000 and 1999 is as
        (UNAUDITED)                follows:

                                                                                          QUARTER ENDED *
                                                                 -------------------------------------------------------------------
                                                                  MARCH 31           JUNE 30       SEPTEMBER 30        DECEMBER 31
------------------------------------------------------------------------------------------------------------------------------------
2000
Revenues
   Lease and other                                              $   533,653         $ 518,910         $ 424,477         $   320,021
   Gain on sale of computer equipment                                63,135              --                --                  --
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                   596,788           518,910           424,477             320,021
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Costs and expenses                                              590,149           493,387           412,353             388,054
    Loss on sale of computer equipment                                 --              68,408           101,309              11,815
-----------------------------------------------------------------------------------------------------------------------------------
    Total cost and expenses                                         590,149           561,795            513,62             399,869
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $     6,639         $ (42,885)        $ (89,185)        $   (79,848)
====================================================================================================================================

Income (loss) per limited
     partner unit                                               $      0.01         $   (0.07)        $   (0.14)        $     (0.13)
====================================================================================================================================

                                             COMMONWEALTH INCOME & GROWTH FUND I


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                                                          QUARTER ENDED *
                                                                 -------------------------------------------------------------------
                                                                  MARCH 31           JUNE 30       SEPTEMBER 30        DECEMBER 31
------------------------------------------------------------------------------------------------------------------------------------
1999
Revenues
   Lease and other                                              $   807,540         $ 806,718         $ 765,952         $   624,979
   Gain on sale of computer equipment                                  --                --                --                  --
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                   807,540           806,718           765,952             624,979
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Costs and expenses                                            1,001,606           690,615           673,632           1,008,864
    Loss on sale of computer equipment                                 --               8,666            62,693              37,281
-----------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                      1,001,606           758,281           736,325             987,145
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  (194,066)        $ 107,437         $  29,627         $  (421,166)
===================================================================================================================================

Income (loss) per limited
     partner unit                                               $     (0.31)        $    0.17         $    0.05         $     (0.66)
===================================================================================================================================

Net income (loss) for the quarter ended March 31, 2000 has been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment by decreasing revenues $87,000 and an increase in the gain
(loss) on sale of computer equipment by approximately $8,200. Net income
(loss) for the quarters ended June 30, 2000 and September 30, 2000 decreased by approximately $150,000 and $210,000, respectively, due to decreases in the gain (loss) on sale of computer equipment. The partnership will file new quarterly reports to reflect these changes. The cumulative gain or loss on sale of computer equipment is included in revenues or costs as appropriate.

Net income (loss) for the quarters ended June 30, 1999 and September 30, 1999 decreased by approximately $230,000 and $170,000, respectively, due to decreases in the gain (loss) on sale of computer equipment.

* Restated for the first, second and third quarters for the year ended December 31, 2000 and the second and third quarters for the year ended December 31, 1999.


9.      FOURTH QUARTER             During the fourth quarter of 2000, the
        ADJUSTMENTS                Partnership recorded bad debts of
                                   approximately $104,000.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 29, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 29, 2000





                                TABLE OF CONTENTS


                                                            PAGE
                                                            ----

         INDEPENDENT AUDITOR'S REPORT                         1

         BALANCE SHEET                                        2

         NOTES TO BALANCE SHEET                               3

                          INDEPENDENT AUDITOR'S REPORT


Stockholder
Commonwealth Income & Growth Fund, Inc.



      We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 29, 2000. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.


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


      In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 29, 2000, in conformity with generally accepted accounting principles.




                                                  Fishbein & Company, P.C.


Elkins Park, Pennsylvania
May 22, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)
                                  BALANCE SHEET
                                FEBRUARY 29, 2000


                                     ASSETS


Cash                                                                $       500

Investment in Partnerships                                                3,000
                                                                    -----------
                                                                    $     3,500
                                                                    -----------



                      LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES
         Accrued expenses                                           $       200
         Due to parent                                                      468
         Due to income funds                                              1,732
                                                                    -----------
                                                                          2,400
                                                                    -----------

STOCKHOLDER'S EQUITY
         Common stock - No par value
            Authorized 1,000 shares
                Issued and outstanding 100 shares                         1,000
         Additional paid - in capital                                 1,000,100
                                                                    -----------

                                                                      1,001,100
         Less note receivable                                        (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------
                                                                    $     3,500
                                                                    ===========

See notes to balance sheet.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)
                             NOTES TO BALANCE SHEET
                                FEBRUARY 29, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    Nature of Business

            Commonwealth Income & Growth Fund, Inc. (the company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

            CCC has provided additional capital by means of a non-interest bearing demand note in the amount of $1,000,000, so that the company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,000. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

            The Company's operations are included in the consolidated federal income tax return of CCC.

      b.    Use of Estimates

            The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

See notes to balance sheet.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                                TABLE OF CONTENTS




                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITOR'S REPORT                                          1


CONSOLIDATED FINANCIAL STATEMENTS

         Balance sheets                                               2

         Statements of operations and retained earnings               3

         Statements of cash flows                                     4

         Notes to financial statements                              5 - 11

                          INDEPENDENT AUDITOR'S REPORT



Stockholder
Commonwealth Capital Corp.


      We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        Fishbein & Company, P.C.

Elkins Park,  Pennsylvania
May 22,  2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                          February 29,             February 28,
                                                                                              2000                    1999
                                                                                           ----------              ----------
Cash and cash equivalents                                                                  $   27,162              $   28,544
Receivables from Income Funds                                                                 255,035                 346,272
Other receivables                                                                              59,736                  64,754
Minimum lease payments receivable - Net of
         unearned interest income of $ 1,725,985 - 2000
         and $ 2,804,813 - 1999                                                             4,715,000               5,260,000

Investment in income funds                                                                     12,666                  16,200
Office furniture and equipment - Net of
         accumulated depreciation of $ 112,918 - 2000
         and $ 108,789 - 1999                                                                   6,520                  10,649

Deferred offering costs                                                                         8,192                 257,673
Other assets                                                                                    6,890                   9,042
                                                                                           ----------              ----------
                                                                                           $5,091,201              $5,993,134
                                                                                           ==========              ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
         Accounts payable and accrued expenses                                             $   75,713              $  141,265
         Due to Income Funds                                                                   61,255                  63,382
         Nonrecourse obligations                                                            4,715,000               5,260,000
                                                                                           ----------              ----------
                                                                                            4,851,968               5,464,647
                                                                                           ----------              ----------


STOCKHOLDER'S EQUITY
         Common stock - Par value $ 1
                  Authorized 1,000 shares
                  Issued and outstanding 10 shares                                                 10                      10
         Retained earnings                                                                    239,223                 528,477
                                                                                           ----------              ----------
                                                                                              239,233                 528,487
                                                                                           ----------              ----------
                                                                                           $5,091,201              $5,993,134
                                                                                           ==========              ==========


See notes to consolidated financial statements

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                                                                       Year Ended Year Ended
                                                                                               February 29,             February 28,
                                                                                                   2000                     1999
                                                                                               -----------              -----------
INCOME
         Fee income from Income Funds                                                          $   972,246              $ 1,079,691
         Commission income                                                                          49,432                   15,576
         Interest income on minimum lease
                  payments receivable                                                              358,828                  395,375
         Equity in income of Income Funds                                                           43,832                   44,231
         Interest and miscellaneous                                                                 21,822                   96,597
                                                                                               -----------              -----------
                                                                                                 1,446,160                1,631,470
                                                                                               -----------              -----------

EXPENSES
         Personnel                                                                                 669,538                  770,209
         General and administrative                                                                534,984                  512,862
         Selling                                                                                   167,935                  115,732
         Interest expense on nonrecourse obligations                                               358,828                  395,375
         Depreciation                                                                                4,129                   10,677
                                                                                               -----------              -----------
                                                                                                 1,735,414                1,804,855
                                                                                               -----------              -----------

NET LOSS                                                                                          (289,254)                (173,385)

RETAINED EARNINGS - BEGINNING                                                                      528,477                  701,862
                                                                                               -----------              -----------

RETAINED EARNINGS - ENDING                                                                     $   239,223              $   528,477
                                                                                               ===========              ===========





See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended          Year Ended
                                                                                                  February 29,        February 28,
                                                                                                      2000                 1999
                                                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                                  ($289,254)          ($173,385)
         Adjustments to reconcile net loss to net
               cash used in operating activities
                  Equity in income of Income Funds                                                   (43,832)            (44,231)
                  Depreciation                                                                         4,129              10,677
                  Changes in operating assets and liabilities :
                           Receivables from Income Funds                                              91,237            (155,523)
                           Other receivables                                                           5,018              49,853
                           Income tax refunds receivable                                                                  50,000
                           Deferred offering costs                                                   249,481             (34,003)
                           Other assets                                                                2,252               2,689
                           Accounts payable and accrued expenses                                     (65,552)           (111,722)
                                                                                                   ---------           ---------

                                   Net cash used in operating activities                             (46,621)           (405,645)
                                                                                                   ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES
         Repayment of advances to Income Funds                                                                           232,000
         Distributions from Income Funds                                                              45,239              61,500
         Investment in Income Funds                                                                                       (1,000)
         Purchase of office furniture and equipment                                                                       (1,400)
                                                                                                   ---------           ---------

                  Net cash provided by investing activities                                           45,239             291,100
                                                                                                   ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES - None
                                                                                                   ---------           ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (1,382)           (114,545)


CASH AND CASH EQUIVALENTS - BEGINNING                                                                 28,544             143,089
                                                                                                   ---------           ---------


CASH AND CASH EQUIVALENTS - ENDING                                                                 $  27,162           $  28,544
                                                                                                   =========           =========



See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


1. NATURE OF BUSINESS

   Commonwealth Capital Corp., through its wholly-owned subsidiary, Commonwealth of Delaware, Inc. (CDI), primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. Certain wholly-owned subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds") which were organized to acquire, own, and act as lessor with respect to certain computer equipment. CDI's subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income & Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

   The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided.

   Commission income is earned by Commonwealth Capital Securities Corp., which sells units of its affiliated partnerships through broker-dealer firms to their respective customers throughout the United States.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (see Note 1). All significant intercompany transactions and balances have been eliminated. The balance sheets are presented on an unclassified basis in accordance with leasing industry practice.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   b. Use of Estimates

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

   c. Cash and Cash Equivalents

      The Company maintains its cash balances in several financial institutions. The balances in each institution are insured (up to $100,000) by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. At times, the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash.

      The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 29, 2000 and February 28, 1999, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

   d. Investment in Income Funds

      The Company accounts for its 1% interests in the Income Funds by the equity method. In 1999 and 1998, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company has reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 and $63,382 at February 29, 2000 and February 28, 1999, of which ($2,127) and $17,269 was incurred during the years ended February 29, 2000 and February 28, 1999, respectively. Financial information of the Income Funds as of December 31, 1999 and 1998, is as follows:

                                             December 31,
                                    ---------------------------------
                                       1999                  1998
                                    -----------           -----------
      Total assets                  $18,025,000           $24,883,000
      Nonrecourse debt                7,214,000             9,234,000
      Other liabilities               2,216,000             1,068,000
      Partners' capital               8,595,000            14,581,000
      Net loss                       (1,692,000)             (721,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d. Investment in Income Funds (Continued)

      The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 29, 2000 and February 28, 1999, and have been eliminated in consolidation.

      Fee income earned by the Company from the Income Funds consists of: (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% (as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

      Approximately 58% and 76% of fee income for the years ended February 29, 2000 and February 28, 1999, was from three Income Funds.

   e. Office Furniture and Equipment

      Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

   f. Deferred Offering Costs

      Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 and February 28, 1999, relate to an Income Fund whose offering period expires in July, 2000.

   g. Revenue Recognition

      The Company recognizes fees as earned in accordance with the various Limited Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h. Income Taxes

      Deferred income taxes are provided as necessary for temporary differences between the financial and tax bases of investment in Income Funds and office furniture and equipment. The tax basis of investment in income funds differs from financial reporting due to temporary differences associated with ownership of general partnership interests in the various Income Funds. Also, for income tax reporting, the cost of property and equipment is being recovered using the methods and lives prescribed by the Internal Revenue Code.

      Deferred income tax assets are also recognized for net operating losses and investment tax credit carryforwards that are available to offset future income taxes. A valuation allowance is provided as necessary to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

3. LEASE COMMITMENTS

   GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 29, 2000 and February 28, 1999, under these leases and certificates of participation are $4,715,000 and $5,260,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $358,828 and $395,375 for the years ended February 29, 2000 and February 28, 1999, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


3. LEASE COMMITMENTS (Continued)

   Future minimum lease payments to be received as of February 29, 2000, are as follows:

   Year Ending February 28,
   ------------------------
            2001                                    $  906,935
            2002                                       683,324
            2003                                       684,490
            2004                                       678,794
            2005                                       676,097
            Thereafter                               2,811,345
                                                    ----------
                                                     6,440,985
            Less amount representing interest        1,725,985
                                                    ----------
                                                    $4,715,000
                                                    ==========

   The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $155,000 and $174,000 for the years ended February 29, 2000 and February 28, 1999, respectively. Future minimum lease payments under noncancelable operating leases as of February 29, 2000, are as follows:

   Year Ending February 28,
   ------------------------
            2001                      $  146,000
            2002                         141,000
            2003                         143,000
            2004                         146,000
                                      ----------
                                      $  576,000
                                      ==========

4. PROFIT SHARING PLAN

   The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. No contributions to the plan were made or accrued for the years ended February 29, 2000 and February 28, 1999.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


5. RELATED PARTY TRANSACTIONS

   For the year ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts. No fees were waived or forgiven for the year ended February 29, 2000.

6. INCOME TAXES

   The Company and its subsidiaries file a consolidated federal income tax return.

   The Company has net operating loss carryforwards of approximately $639,000 and investment tax credit carryforwards of approximately $109,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                    Net Operating           Investment
   Year Ending February 28,            Losses              Tax Credits
   ------------------------         -------------          -----------
         2001                                              $   57,000
         2002                                                  52,000
         2013                             38,000
         2019                            149,000
         2020                            452,000
                                      ----------           ----------
                                      $  639,000           $  109,000
                                      ==========           ==========

   The Company also has net operating loss carryforwards of approximately $3,758,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

   Year Ending February 28,
   ------------------------
            2006                      $  147,000
            2007                         648,000
            2008                         973,000
            2009                         901,000
            2010                       1,089,000
                                      ----------
                                      $3,758,000
                                      ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


6. INCOME TAXES (Continued)

   At February 29, 2000 and February 28, 1999, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                February 29,      February 28,
                                                    2000              1999
                                                ------------      ------------
   Deferred tax assets:
      Other                                      $   4,500         $   4,500
      Investment tax credit carryforwards           37,100            52,400
      Net operating loss carryforwards             465,000           287,000

      Less valuation allowance                    (412,000)         (266,000)
                                                 ---------         ---------
         Deferred tax assets, net                   94,600            77,900
                                                 ---------         ---------
   Deferred tax liabilities:
      Investment in Income Funds                   (94,200)          (77,900)
      Office furniture and equipment                  (400)
                                                 ---------         ---------
         Deferred tax liabilities, net             (94,600)          (77,900)
                                                 ---------         ---------
   Net deferred tax assets (liabilities)         $    --           $    --
                                                 =========         =========

   The valuation allowance was increased by $146,000 and $29,000, respectively, for the years ended February 29, 2000 and February 28, 1999.

7. SUPPLEMENTAL CASH FLOW INFORMATION

   Other noncash activities associated with lease transactions:

                                                                           Year Ended             Year Ended
                                                                          February 29,           February 28,
                                                                              2000                   1999
                                                                          ------------           ------------
   Reduction of minimum lease receivable and repayment of nonrecourse obligation associated with direct payment made by
    lessee to bank                                                          $  545,000             $  545,000
                                                                            ==========             ==========