Form 10-Q
period 2001-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-05-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                           YES  [X]    NO   [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets



                                                                         March 31,             December 31,
                                                                           2001                    2000
                                                                    --------------------------------------
                                                                        (Unaudited)
 Assets

 Cash and cash equivalents                                              $   19,140             $   64,577
 Lease income receivable                                                   246,497                307,546
 Other receivables - Commonwealth Capital Corp.                             29,136                    200
                                                                    --------------------------------------
                                                                           294,773                372,323
                                                                    --------------------------------------

 Computer Equipment, at cost                                             5,116,634              6,107,056
 Accumulated depreciation                                              (4,734,871)            (5,647,310)

                                                                    --------------------------------------
                                                                           381,763                459,746
                                                                    --------------------------------------

Equipment acquisition costs and deferred expenses, net                       6,525                  7,482
                                                                    --------------------------------------


 Total assets                                                           $  683,061             $  839,551
                                                                    ======================================

 Liabilities and Partners' Capital

Liabilities
 Accounts payable                                                       $   72,226             $   74,355
 Accounts payable - Other LP Affiliates                                     84,521                105,671
 Accounts payable - General Partner                                          7,725                  5,117
 Accounts payable - Commonwealth Capital Corp.                                   -                     25
 Unearned lease income                                                       3,504                  3,504
 Notes payable                                                              65,318                 67,647

                                                                    --------------------------------------
 Total Liabilities                                                         233,294                256,319
                                                                    --------------------------------------

Partners' Capital
 General partner                                                             1,000                  1,000
 Limited partners                                                          448,767                582,232

                                                                    --------------------------------------
 Total partners' capital                                                   449,767                583,232
                                                                    --------------------------------------

 Total liabilities and partners' capital                              $    683,061            $   839,551
                                                                    ======================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                     2001              2000
                                                              --------------------------------
                                                                          (Unaudited)
                                                                                   (Restated)
Income
Lease                                                         $ 193,399              $ 527,301
Interest and other                                                  706                  6,352
Gain on sale of computer equipment                               41,750                 63,135
                                                              --------------------------------

Total income                                                    235,855                596,788
                                                              --------------------------------
Expenses
Operating, excluding depreciation                                66,246                 74,897
Equipment management fee - General Partner                        9,670                 36,285
Interest                                                          1,192                 11,226
Depreciation                                                    131,256                452,279
Amortization of equipment
  acquisition costs and deferred expenses                         3,211                 15,462
                                                              --------------------------------
Total expenses                                                  211,575                590,149
                                                              --------------------------------
Net income                                                    $  24,280              $   6,639
                                                              ================================
Net income per equivalent limited
  partnership unit                                            $    0.04              $    0.01
                                                              ================================
Weighted Average number of equivalent limited
  partnership units outstanding during the period               631,358                631,358
                                                              ================================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statement of Partners' Capital


                                                           For the Three Months ended March 31, 2001 (unaudited)

                                                   General     Limited
                                                  Partner      Partner     General       Limited
                                                   Units        Units      Partner       Partner             Total
                                                ----------------------------------------------------------------------------
Partners' capital - December 31, 2000                50        631,358     $ 1,000      $ 582,232          $ 583,232
  Net Income                                                                 1,540         22,740             24,280
  Distributions                                                             (1,540)      (156,205)          (157,745)
                                                ----------------------------------------------------------------------------
Partners' capital - March 31, 2001                   50        631,358     $ 1,000      $ 448,767          $ 449,767
                                                ============================================================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 1 of 2

                                                                 For the Three Months
                                                                     Ended March 31
                                                                2001              2000
                                                                      (unaudited)
                                                            ----------------------------
                                                                              (restated)
Operating activities
Net Income                                                   $   24,280        $   6,639
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                   134,467          467,741
(Gain) on sale of computer equipment                            (41,750)         (63,135)
Other noncash activities included in
determination of net income                                     (17,756)        (253,179)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable                   61,049          (23,382)
(Increase) in other receivables -
Commonwealth Capital Corp                                       (28,936)               -
Increase (decrease) in accounts payable                          (2,129)          35,814
(Decrease) in accounts payable to
Commonwealth Capital Corp.                                          (25)              (1)
Increase in accounts payable -
General Partner                                                   2,608                -
(Decrease) in accounts payable -
Affiliated LTD Partnerships                                     (21,150)               -
(Decrease) in other liabilities                                       -          (25,000)
(Decrease) in unearned lease income                                   -          (25,734)
                                                            ----------------------------
Net cash provided by operating activities                       110,658          119,763
                                                            ----------------------------
Investing activities:

Capital Expenditures                                            (37,847)               -
Net proceeds from the sale of computer equipment                 41,750          134,673
Equipment acquisition fees paid to General Partner               (2,253)               -
                                                            ----------------------------
Net cash provided by investing activities                         1,650          134,673
                                                            ----------------------------

                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 2 of 2


                                                                  2001             2000
Financing activities:
Distributions to partners                                      (157,745)        (242,534)
                                                            ----------------------------
Net increase (decrease) in cash and cash equivalents            (45,437)          11,902
Cash and cash equivalents, beginning of period                   64,577          217,288
                                                            ----------------------------
Cash and cash equivalents, end of period                      $  19,140        $ 229,190
                                                            ============================


                 see accompanying notes to financial statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

Restatement of Prior Periods

The statement of operations and cash flows for the three-month period ended March 31, 2000 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment by decreasing revenues $87,000 and an increase in the gain on sale of computer equipment by approximately $8,200.

Revenue Recognition

Through March 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, there is no impairment.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-five year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At March 31, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2001:

                                                        Amount
  ------------------------------------------------------------

      Nine months ended December 31, 2001             $ 259,000
      Year ended December 31, 2002                       30,000
      Year ended December 31, 2003                       14,000
      Year ended December 31, 2004                        1,000
                                                      ---------
                                                      $ 304,000
                                                      =========

4. Notes Payable

Notes payable consisted of the following:

                                                 March 31,         December 31
--------------------------------------------------------------------------------
                                                      2001               2000
Installment note payable to a
bank; interest at 7.0%; due in
monthly installments of $5,852
including interest through
December 2001
                                                  $ 51,173            $  67,647

Installment note payable to a
bank; interest at 8.4%; due in
monthly installments of $696
including interest through
January 2003
                                                  $ 14,145                   --
                                                 ------------------------------
                                                  $ 65,318            $  67,647
 ------------------------------------------------------------------------------

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

5. Supplemental Cash Flow Information

Other noncash activities included in the determination of net income are as follows:


Quarter ended March 31,                               2001          2000
--------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to
     bank                                           $ 17,756     $ 253,179
--------------------------------------------------------------------------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Quarter ended March 31,                                2001          2000
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                          $ 15,427     $      --
--------------------------------------------------------------------------------


     Item 2: Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2001 and 2000 were from cash from operations of $111,000 and $120,000, respectively and proceeds from the sale of equipment of $42,000 and $135,000 respectively. The primary uses of cash for the three months ended March 31, 2001 and 2000, were for capital expenditures for new equipment totaling $38,000 for the period ended March 31, 2001, and the payment of preferred distributions to partners of $158,000 and $243,000, for the three months ended March 31, 2001 and 2000, respectively.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $111,000, which includes a net gain from the sale of computer equipment of $42,000, and depreciation and amortization expenses of $134,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $18,000.

For the three month period ended March 31, 2000, the Partnership generated cash flows from operating activities of $120,000, which includes a net gain from the sale of computer of $63,000, and depreciation and amortization expenses of $468,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $253,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2001, the Partnership had approximately $27,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $259,000 for the balance of the year ending December 31, 2001 and $45,000 thereafter. At March 31, 2001, outstanding debt was $65,000, with interest rates ranging from 7.0% to 8.4%, payable through January 2003.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

Results of Operations

For the quarter ended March 31, 2001, the Partnership recognized income of $236,000 and expenses of $212,000, resulting in a net income of $24,000. For the quarter ended March 31, 2000, the Partnership recognized income of $597,000 and expenses of $590,000, resulting in a net income of $7,000.

Lease income decreased by 63% to $193,000 for the quarter ended March 31, 2001, from $527,000 for the quarter ended March 31, 2000, primarily due to the fact more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2000.

Interest income decreased 89% to $700 for the quarter ended March 31, 2001 from $6,000 for the quarter ended March 31, 2000, primarily due to lower monthly average balances in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 12% to approximately $66,000 for the quarter ended March 31, 2001, from $76,000 for the quarter ended March 31, 2000, which is primarily attributable to a decrease in reimbursable expenses related to the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 73% to approximately $10,000 for the quarter ended March 31, 2001, from $36,000 for the quarter ended March 31, 2000, consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 71% to approximately $134,000 for the quarter ended March 31, 2001, from $468,000 for the quarter ended March 31, 2000 due to the older equipment becoming fully depreciated and certain acquisition fees being fully amortized.

Interest expense decreased 89% to $1,200 for the quarter ended March 31, 2001 from $11,000 for the quarter ended March 31, 2000, primarily due to the payoff of outstanding debts.


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

                      Inapplicable

         Item 5.      Other Information.

                      Inapplicable

         Item 6.      Exhibits and Reports on Form 8-K.

                      a)       Exhibits:   None

                      b)       Report on Form 8-K:   None


         Item 7.A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                          The Partnership believes its exposure to market
                      risk is not material due to the fixed interest rate of its long-term debt.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COMMONWEALTH INCOME & GROWTH FUND I
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner


May 15, 2001                                By: /s/  George S. Springsteen
------------------                             --------------------------------
Date                                           George S. Springsteen
                                               President