Form 10-Q/A
period 2000-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-05-29
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                       COMMONWEALTH INCOME & GROWTH FUND I
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2735641
--------------------------------                  ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

                            1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 647-6800
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:

                           YES  [X]            NO   [   ]

                       Commonwealth Income & Growth Fund I
                                  Balance Sheet

                                                                                June 30,                December 31,
                                                                                  2000                      1999
                                                                          ---------------------------------------------
                                                                                      (Restated and Unaudited)
Assets

Cash and cash equivalents                                                   $   151,947              $     217,288
Lease income receivable                                                         392,877                    212,624
Accounts receivables -- Commonwealth Capital Corp.                               18,287                         --
Other receivables and deposits                                                   23,200                      2,009
                                                                     ---------------------------------------------
                                                                                586,311                    431,921
                                                                     ---------------------------------------------

Computer Equipment, at cost                                                   7,856,065                  9,551,365
Accumulated depreciation                                                     (6,591,541)                (7,174,110)

                                                                     ---------------------------------------------
                                                                              1,264,524                  2,377,255
                                                                     ---------------------------------------------

Equipment acquisition costs and deferred expenses, net                           21,356                     49,324
                                                                     ---------------------------------------------


Total assets                                                                $ 1,872,191              $   2,858,500
                                                                     =============================================

Liabilities and Partners' Capital

Liabilities
 Accounts payable                                                           $   242,998              $      54,037
 Accounts payable - Other LP Affiliates                                         139,000                     77,500
 Accounts payable - General Partner                                                  --                     35,018
 Accounts payable - Commonwealth Capital Corp.                                   29,287                     29,288
 Other accrued expenses                                                              --                     25,000
 Unearned lease income                                                          144,011                    101,030
 Notes payable                                                                  249,139                    716,792

                                                                     ---------------------------------------------
 Total Liabilities                                                              804,435                  1,038,665
                                                                     ---------------------------------------------

Partners' Capital
 General partner                                                                  1,000                      1,000
 Limited partners                                                             1,066,756                  1,818,835

                                                                     ---------------------------------------------
 Total partners' capital                                                      1,067,756                  1,819,835
                                                                     ---------------------------------------------

 Total liabilities and partners' capital                                    $ 1,872,191              $   2,858,500
                                                                     =============================================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income

                                                                                       (Restated and Unaudited)
                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30,                             June 30,
                                                                     2000              1999              2000               1999
                                                               ----------------------------------- ---------------------------------
Income
Lease                                                              $517,716        $ 805,774         $1,045,017         $1,613,254
Interest and other                                                    1,194              944              7,546              1,004
Gain on sale of computer equipment                                        -                -                  -                  -
                                                               ------------        ---------         ----------         ----------

Total income                                                        518,910          806,718          1,052,563          1,614,258
                                                               ------------        ---------         ----------         ----------


Expenses
Operating, excluding depreciation                                    24,517           62,047             99,414             88,063
Equipment management fee - General Partner                           22,687           42,122             58,972             82,496
Interest                                                              6,077           29,463             17,303             67,890
Depreciation                                                        427,609          521,401            879,888          1,376,191
Amortization of Intangibles                                          12,497           35,582             27,959             77,581
Loss on sale of computer equipment                                   68,408            8,666              5,273              8,666
                                                               ------------        ---------         ----------         ----------
Total expenses                                                      561,795          699,281          1,088,809          1,700,887
                                                               ------------        ---------         ----------         ----------

Net income (loss)                                                  $(42,885)       $ 107,437         $  (36,246)        $  (86,629)
                                                               ============        =========         ==========         ==========

Net income (loss) per equivalent limited
  partnership unit                                                 $  (0.07)       $    0.17         $    (0.06)        $    (0.14)
                                                               ============        =========         ==========         ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period                   631,358          631,358            631,358            631,358
                                                               ============        =========         ==========         ==========


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statement of Partners' Capital

                                                                  For the Six Months ended June 30, 2000
                                                                          (Restated and Unaudited)

                                                      General      Limited
                                                      Partner      Partner     General       Limited
                                                        Units       Units      Partner       Partner          Total
                                                    ---------------------------------------------------------------------
Partners' capital - December 31, 1999                     5        631,358     $ 1,000      $ 1,818,835      $ 1,819,835

  Net Income                                                                    (7,045)         (29,201)         (36,246)
  Distributions                                                                  7,045         (722,878)        (715,833)
                                                    ---------------------------------------------------------------------
Partners' capital - June 30, 2000                         5        631,358     $ 1,000      $ 1,066,756      $ 1,067,756
                                                    =====================================================================










                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   PAGE 1 of 2

                                                                        2000              1999
                                                                      (Restated and Unaudited)
                                                                    -----------------------------
Operating activities
Net (loss)                                                          $    (36,246)      $  (86,629)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                            907,856        1,453,770
Loss on sale of computer equipment                                         5,273            8,666
Other noncash activities included in
determination of net income                                             (467,653)        (980,396)
Changes in operating assets and liabilities:
(Increase) in lease income receivable                                   (180,253)         (46,018)
Decrease in other receivables -
General Partner                                                               --            9,199
(Increase) in other receivables                                          (21,191)         (39,575)
Increase (decrease) in accounts payable                                  188,961          (28,231)
(Decrease) in accounts payable to
Commonwealth Capital Corp.                                                    (1)         (22,480)
Increase (decrease) in accounts payable -
General Partner                                                          (53,305)          97,675
Increase in accounts payable -
Affiliated LTD Partnerships                                               61,500               --
(Decrease) in other accrued expenses                                     (25,000)         (59,000)
Increase (decrease) in unearned lease income                              42,981          (14,399)
                                                                    ------------       ----------

Net cash provided by operating activities                                422,922          292,582
                                                                    ------------       ----------

Investing activities:

Capital Expenditures                                                          --               --
Net proceeds from the sale of computer equipment                         227,570          487,504
Equipment acquisition fees paid to General Partner                            --            1,656
                                                                    ------------       ----------

Net cash provided by investing activities                                227,570          489,160
                                                                    ------------       ----------


                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
                For the Three Months Ended June 30, 2000 and 1999
                                   PAGE 2 of 2


                                                                        2000              1999
                                                                      (Restated and Unaudited)
                                                                    -----------------------------
Financing activities:
Distributions to partners, net                                        (715,833)         (637,734)
                                                                    ----------       -----------

Net increase (decrease) in cash and cash equivalents                   (65,341)          144,008
Cash and cash equivalents, beginning of period                         217,288             1,565
                                                                    ----------       -----------

Cash and cash equivalents, end of period                             $ 151,947        $  145,573
                                                                    ==========       ===========





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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2000.

Restatement of Prior Periods

The statement of operations and cash flows for the six-month periods ended June 30, 2000 and 1999, as well as the balance sheet and statement of partners' capital for the six-month period ended June 30, 2000 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment in the periods ended June 30, 2000 and 1999 by decreasing revenues $83,335 and $221,478, respectively, and a decrease in the gain on sale of computer equipment by approximately $151,743 and $230,144, respectively.

Revenue Recognition

Through June 30, 2000, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, there is no impairment.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-five year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At June 30, 2000, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2000:

                                                         Amount
--------------------------------------------------------------------------------

Six months ended December 31, 2000                    $    625,000
Year ended December 31, 2001                               909,000
Year ended December 31, 2002                               385,000
Year ended December 31, 2003                                89,000
                                                      ------------
                                                      $  2,008,000
                                                      ============

4.  Notes Payable

Notes payable consisted of the following:

--------------------------------------------------------------------------------
                                                  June 30,         December 31,
                                                    2000                1999
                                               ---------------------------------
Installment note payable to a bank; interest
at 7.0%; due in monthly installments of $5,852
including interest through December 2001          $ 99,750           $ 130,758
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 7.3%; due in monthly
installments of $9,040 including
interest through July 2000                           8,985              61,778
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 7.12%; due in monthly
installments of $11,060 including
interest through October 2000                       43,593             107,075
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 7.5%; due in monthly
installments of $6,597 including
interest through February 2000                          --              13,069
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 7.1%; due in monthly
installments of $29,786 including
interest through May 2000                               --             146,341
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 7.10%; due in monthly
installments of $29,786 including
interest through May 2000                           34,385              73,442
--------------------------------------------------------------------------------
Installment note payable to a bank;
interest at 6.4%; due in monthly
installments of $21,031 including
interest through September 2000                     62,426             184,329
--------------------------------------------------------------------------------

                                                  $249,139            $716,792
                                          ================    ================

5.  Supplemental Cash Flow Information

Other noncash activities included in the determination of net income are as follows:


Quarter ended June 30,                              2000               1999
---------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of direct
  payment of principal by lessee to bank           $214,474       $ 434,911
                                                 --------------------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six month period ended
June 30, 2000 and 1999 were cash from operations of $423,000 and $293,000, respectively; and net proceeds from the sale of computer equipment of $228,000 and $487,000, respectively. The primary uses of cash for the six-month period ended June 30, 2000 and 1999 were for preferred distributions to partners of $716,000 and $638,000, respectively, and equipment management fee of $23,000 and $42,000, respectively to the General Partner.

For the three month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $304,000, which includes a net loss of $43,000, and depreciation and amortization expenses of $441,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $214,000.

For the three month period ended June 30, 1999, the Partnership generated cash flows from operating activities of $34,000, which includes net income of $107,000, and depreciation and amortization expenses of $557,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $435,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2000, the Partnership had approximately $123,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $625,000 for the balance of the year ending December 31, 2000 and $1,383,000, thereafter. At June 30, 2000, the outstanding debt was $249,000, with interest rates ranging from 6.4% to 7.5%, and will be payable through December, 2001.

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


Results of Operations

For the quarter ended June 30, 2000, the Partnership recognized income of $519,000 and expenses of $562,000, resulting in a net loss of $43,000. For the quarter ended June 30, 1999, the Partnership recognized income of $807,000 and expenses of $699,000, resulting in net gain of $108,000.

Lease income decreased by 36% to $518,000 for the quarter ended June 30, 2000, from $806,000 for the quarter ended June 30, 1999 primarily due to the fact that more lease agreements ended that new lease agreements acquired since the quarter ended June 30, 1999.

Interest income increased by 26% to $1,200 for the quarter ended June 30, 2000, from $900 for the quarter ended June 30, 1999 primarily due to higher monthly average balances in the money market accounts.

In addition, the Partnership sold equipment with a net book value of $161,000, recognizing a loss on sale of computer equipment of $68,000 for the quarter ended June 30, 2000. In the quarter ended June 30, 1999, the Partnership sold equipment with a net book value of $496,000, recognizing a loss on sale of computer equipment of $9,000.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 60% decrease to approximately $25,000 for the quarter ended June 30, 2000, from $62,000 for the quarter ended June 30, 1999, is attributable to the accrual of accounting fees for 1999 commencing in the quarter ended June 30, 1999, and a decrease in reimbursable expenses related to the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $23,000 and $42,000, respectively, for the quarters ended June 30, 2000 and 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 21% to approximately $440,000 for the quarter ended June 30, 2000, from $557,000 for the quarter ended June 30, 1999 primarily due to older equipment becoming fully depreciated and certain acquisition fees being fully amortized.

Interest expense decreased 79% to approximately $6,000 for the quarter ended June 30, 2000, from $29,000 for the quarter ended June 30, 1999 due to the payoff of certain notes payables.

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

         Item 6.      Exhibits and Reports on Form 8-K.

                      a)    Exhibits:   None

                      b)    Report on Form 8-K:   None


         Item 7.A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      The Partnership believes its exposure to marke risk is not material due to the fixed interest rate of its long-term debt.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    COMMONWEALTH INCOME & GROWTH FUND I
                                         BY: COMMONWEALTH INCOME &
                                         GROWTH FUND, INC. General Partner




                                    By:
------------------                      ------------------------
Date                                    George S. Springsteen
                                        President