Form 10-Q/A
period 2000-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-05-29
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QA

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


                           YES [X]                NO [ ]

                       Commonwealth Income & Growth Fund I
                                  Balance Sheet

                                                                         September 30,             December 31,
                                                                              2000                     1999
                                                                   ---------------------------------------------------
                                                                                (Restated and Unaudited)
 Assets


 Cash and cash equivalents                                                         $   77,583             $   217,288
 Lease income receivable                                                              320,019                 212,624
 Accounts receivable - General Partner                                                  8,529                      --
 Other receivables and deposits                                                        23,200                   2,009
                                                                   ---------------------------------------------------
                                                                                      429,331                 431,921
                                                                   ---------------------------------------------------


 Computer Equipment, at cost                                                        6,415,037               9,551,365
 Accumulated depreciation                                                          (5,667,019)             (7,174,110)

                                                                   ---------------------------------------------------
                                                                                      748,018               2,377,255
                                                                   ---------------------------------------------------

Equipment acquisition costs and deferred expenses, net                                 11,491                  49,324
                                                                   ---------------------------------------------------

 Total assets                                                                  $    1,188,840           $   2,858,500
                                                                   ===================================================

 Liabilities and Partners' Capital

Liabilities
 Accounts payable                                                                  $   71,572              $   54,037
 Accounts payable - Other LP Affiliates                                               154,750                  77,500
 Accounts payable - General Partner                                                        --                  35,018
 Accounts payable - Commonwealth Capital Corp.                                         32,995                  29,288
 Other accrued expenses                                                                    --                  25,000
 Unearned lease income                                                                     --                 101,030
 Notes payable                                                                        108,698                 716,792

                                                                   ---------------------------------------------------
 Total liabilities                                                                    368,015               1,038,665
                                                                   ---------------------------------------------------

Partners' Capital
 General partner                                                                        1,000                   1,000
 Limited partners                                                                     819,825               1,818,835

                                                                   ---------------------------------------------------
 Total partners' capital                                                              820,825               1,819,835
                                                                   ---------------------------------------------------

 Total liabilities and partners' capital                                       $    1,188,840           $   2,858,500
                                                                   ===================================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I

                              Statements of Income

                                                                              (restated and unaudited)
                                                                   Three Months Ended            Nine Months Ended
                                                                       September 30,               September 30,
                                                                    2000         1999          2000             1999
                                                                  --------     --------     -----------       ----------
Income:
Lease                                                             $429,387     $764,031      $1,474,404       $2,377,285
Interest and other                                                  (4,910)       1,921           2,636            2,925
Gain on sale of computer equipment                                       -            -               -                -
                                                                  --------     --------      ----------       ----------
Total income                                                       424,477      765,952       1,477,040        2,380,210

Expenses
Operating, excluding depreciation                                   41,615       80,436         141,029          168,499
Equipment management fee - General Partner                          14,748       34,368          73,720          116,864
Interest                                                             3,396       22,008          20,699           89,898
Depreciation                                                       342,738      502,458       1,222,626        1,878,649
Amortization of equipment acquisition and deferred costs             9,856       34,362          37,815          111,943
Loss on sale of computer equipment                                 101,309       62,693         106,582           71,359

                                                                  --------     --------      ----------       ----------
Total expenses                                                     513,662      736,693       1,602,471        2,437,212
                                                                  --------     --------      ----------       ----------

Net income (loss)                                                 $(89,185)    $ 29,627      $ (125,431)      $  (57,002)
                                                                  ========     ========      ==========       ==========
Net income (loss) per equivalent limited
  partnership unit                                                $  (0.14)    $   0.05      $    (0.20)      $    (0.09)
                                                                  ========     ========      ==========       ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period                  631,358      631,358         631,358          631,358
                                                                  ========     ========      ==========       ==========






                 see accompanying notes to financial statements

                         Statement of Partners' Capital

                                                             For the Nine ended September 30, 2000 (unaudited)

                                                  General      Limited
                                                  Partner      Partner     General       Limited
                                                   Units        Units      Partner       Partner             Total
                                                ---------------------------------------------------------------------------
Partners' capital - December 31, 1999                  50      631,358    $ 1,000      $ 1,818,835        $ 1,819,835

  Net Income                                                                8,586         (134,017)          (125,431)
  Distributions                                                            (8,586)        (864,993)          (873,579)
                                                ----------------------------------------------------------------------------
Partners' capital - September 30, 2000                 50      631,358    $ 1,000      $   819,825        $   820,825
                                                ============================================================================








                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   PAGE 1 of 2

                                                                       2000              1999
                                                                      (unaudited and restated)
                                                           ---------------------------------------
Operating activities
Net (Loss)                                                        $   (125,431)      $   (57,002)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                        1,260,459         2,005,062
Loss on sale of computer equipment                                     106,582            71,359
Other noncash activities included in
determination of net income                                           (608,094)       (1,370,336)
Changes in operating assets and liabilities:
(Increase) in lease income receivable                                 (107,395)          (85,928)
(Increase) in other receivables                                        (21,191)             (970)
Increase (decrease) in accounts payable                                 17,535           (24,949)
Increase (decrease) in accounts payable to
Commonwealth Capital Corp.                                               3,707           (22,480)
Increase (decrease) in accounts payable -
General Partner                                                        (43,547)           91,566
Increase in accounts payable -
Affiliated LTD Partnerships                                             77,250                 -
(Decrease) in other accrued expenses                                   (25,000)          (59,000)
Increase (decrease) in unearned lease income                          (101,030)            6,563

                                                           ---------------------------------------

Net cash provided by operating activities                              433,845           553,885
                                                           ---------------------------------------

Investing activities:

Capital Expenditures                                                         -          (112,751)
Net proceeds from the sale of computer equipment                       300,029           550,902
Equipment acquisition fees paid to General Partner                           -           (12,816)

                                                           ---------------------------------------

Net cash provided by investing activities                              300,029           425,335
                                                           ---------------------------------------

                       Commonwealth Income & Growth Fund I
                             Statement of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999
                                   PAGE 2 of 2

                                                                    2000                   1999
Financing activities:
Distributions to partners                                         (873,579)              (956,599)
                                                                 ---------              ---------

Net increase (decrease) in cash and cash equivalents              (139,705)                22,621
Cash and cash equivalents, beginning of period                     217,288                  1,565

                                                                 ---------              ---------

Cash and cash equivalents, end of period                         $  77,583              $  24,186
                                                                 =========              =========












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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth
                                   Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2000.

                                   Restatement of Prior Periods

                                   The statement of operations and cash flows for the nine-month period ended September 30, 2000 and 1999 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment by decreasing revenues for both periods by $111,000, and decreasing the gain on sale of computer equipment by approximately $212,000 and $173,000, respectively.

                                   Revenue Recognition

                                   Through September 30, 2000, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, there is no impairment.

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

                                   Cash and Cash Equivalents

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At September 30, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2000:

                                                                                                      Amount
                                  --------------------------------------------------------------------------------
                                       Three months ended December 31, 2000                         $  302,000
                                       Year ended December 31, 2001                                    915,000
                                       Year ended December 31, 2002                                    391,000
                                       Year ended December 31, 2003                                    103,000
                                                                                                    ----------
                                                                                                    $1,711,000
                                                                                                    ==========

4.      Notes Payable              Notes payable consisted of the following:

                                  ---------------------------------------------------------------------------------
                                                                              September 30,        December 31,
                                  -------------------------------------------------------------------------------
                                                                                     2000                1999
                                  Installment note payable to a bank; interest
                                  at 7.0%; due in monthly installments of $5,852
                                  including interest through December 2001         $ 83,837            $130,758
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 7.3%; due in monthly
                                  installments of $9,040 including
                                  interest through July 2000                             --              61,778
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 7.12%; due in monthly
                                  installments of $11,060 including
                                  interest through October 2000                      10,995             107,075
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 7.5%; due in monthly
                                  installments of $6,597 including
                                  interest through February 2000                         --              13,069
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 7.1%; due in monthly
                                  installments of $29,786 including
                                  interest through May 2000                              --             146,341
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 7.10%; due in monthly
                                  installments of $29,786 including
                                  interest through May 2000                          13,866              73,442
                                  -------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 6.4%; due in monthly
                                  installments of $21,031 including
                                  interest through September 2000                        --             184,329
                                  ---------------------------------------------------------------------------------
                                                                                   $108,698            $716,792
                                                                                   ========            ========


                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

5.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination of net income are as follows:
        Information

Quarter ended September 30,                                 2000        1999
--------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $140,441    $389,940
                                                          --------------------

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                   Noncash investing and financing activities include the following:

Quarter ended September 30,                                 2000      1999
--------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                $    --   $     --
--------------------------------------------------------------------------------



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

 The Partnership's primary sources of capital for the nine month period ended September 30, 2000 and 1999 were cash from operations of $434,000 and $554,000, respectively; and net proceeds from the sale of computer equipment of $300,000 and $551,000 for the nine month period ended September 30, 2000 and 1999. The primary uses of cash for the nine-month period ended September 30, 2000 and 1999 were the payment of preferred distributions to partners of $874,000 and $957,000, respectively.

For the three month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $11,000, which includes a net loss of $89,000, and depreciation and amortization expenses of $353,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $140,000.

For the three month period ended September 30, 1999, the Partnership generated cash flows from operating activities of $136,000 which includes a net gain of $30,000 and depreciation and amortization expenses of $551,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $390,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2000, and September 30, 1999 the Partnership had approximately $88,000 and $217,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $302,000 for the balance of the year ending December 31, 2000 and $1,409,000, thereafter. At September 30, 2000, the outstanding debt was $109,000, with interest rates ranging from 6.4% to 7.5%, and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur additional debt in purchasing computer equipment in the future.

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

Results of Operations

For the quarter ended September 30, 2000, the Partnership recognized income of $424,000 and expenses of $513,000, resulting in a net loss of $89,000. For the quarter ended September 30, 1999, the Partnership recognized income of $766,000 and expenses of $736,000, resulting in net income of $30,000.

Lease income decreased by 44% to $429,000 for the quarter ended September 30, 2000, from $764,000 for the quarter ended September 30, 1999 primarily due to the fact that more lease agreements ended that new lease agreements acquired since the quarter ended June 30, 1999.

Interest income decreased to ($4,900) for the quarter ended September 30, 2000, from $1,900 for the quarter ended September 30, 1999, due to a reclassification of revenue that was originally miscoded to interest income that relates to the quarter ended June 30, 2000. This is deemed not material enough to restate June 30, 2000's 10Q.

In addition, the Partnership sold equipment with a net book value of $174,000, recognizing a loss on sale of computer equipment of $101,000 for the quarter ended September 30, 2000. In the quarter ended September 30, 1999, the Partnership sold equipment with a net book value of $69,000, recognizing a loss on sale of computer equipment of $63,000.

The operating expenses, excluding depreciation, primarily consist of accounting, legal and outside office services. The 48% decrease to approximately $42,000 for the quarter ended September 30, 2000, from $80,000 for the quarter ended September 30, 1999, is primarily attributable to a decrease in reimbursable expenses related to the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $15,000 and $34,000, respectively, for the quarters ended September 30, 2000 and 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of organizational costs, equipment acquisition fees, and debt placement fees. These expenses decreased by 34% to approximately $353,000 for the quarter ended September 30, 2000, from $537,000 for the quarter ended September 30, 1999.

Interest expense decreased 85% to approximately $3,000 for the quarter ended September 30, 2000, from $22,000 for the quarter ended September 30, 2000 primarily due to the payoff of certain notes.

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



                                            COMMONWEALTH INCOME & GROWTH FUND I
                                                BY: COMMONWEALTH INCOME &
                                                    GROWTH FUND, INC.
                                                    General Partner




__________________                          By:________________________
Date                                           George S. Springsteen
                                               President