Form 10-Q
period 2001-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-08-17
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2001

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

                          470 John Young Way Suite 300
                            Exton, Pennsylvania 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:

                    YES [X]           NO [  ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets

                                                               June 30,         December 31,
                                                                 2001              2000
                                                             -------------------------------
                                                             (unaudited)
Assets

Cash and cash equivalents                                    $    98,468        $    64,577
Lease income receivable                                          317,744            307,546
Other Receivables - Commonwealth Capital Corp                      8,950               --
Other Receivables                                                    200                200
                                                             -------------------------------
                                                                 425,362            372,323
                                                             -------------------------------
Computer equipment, at cost                                    4,478,504          6,107,056
Accumulated depreciation                                      (4,121,186)        (5,647,310)
                                                             -------------------------------
                                                                 357,318            459,746
                                                             -------------------------------
Equipment acquisition costs and deferred expenses, net             7,516              7,482
                                                             -------------------------------
Total assets                                                 $   790,196        $   839,551
                                                             ===============================
Liabilities and Partners' Capital

Liabilities
Accounts payable                                             $   228,401        $    74,355
Accounts payable - Other LP Affiliates                            85,429            105,671
Accounts payable - General Partner                                37,087              5,117
Accounts payable - Commonwealth Capital Corp.                       --                   25
Unearned lease income                                              3,504              3,504
Notes payable                                                     92,134             67,647
                                                             -------------------------------
Total liabilities                                                446,555            256,319
                                                             -------------------------------
Partners' Capital
General partner                                                    1,000              1,000
Limited partners                                                 342,641            582,232
                                                             -------------------------------
Total partners' capital                                          343,641            583,232
                                                             -------------------------------
Total Liabilities and partners' capital                      $   790,196        $   839,551
                                                             ===============================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income
                                  (unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30                          June 30
                                                           2001            2000             2001             2000
                                                         --------        --------         --------        ----------
Income
Lease                                                    $189,672        $517,716         $383,071        $1,045,017
Interest and other                                            828           1,194            1,534             7,546
Gain on sale of computer equipment                         26,658            --             68,408              --
                                                         --------        --------         --------        ----------
Total Income                                              217,158         518,910          453,013         1,052,563
                                                         --------        --------         --------        ----------
Expenses
Operating, excluding depreciation                          37,731          24,517          103,977            99,414
Equipment management fee - General Partner                  9,409          22,687           19,079            58,972
Interest                                                    1,744           6,077            2,936            17,303
Depreciation                                              113,475         427,609          244,731           879,888
Amortization of equipment
  acquisition costs and deferred expenses                   3,180          12,497            6,391            27,959
Loss on sale of computer equipment                           --            68,408             --               5,273
                                                         --------        --------         --------        ----------
Total expenses                                            165,539         561,795          377,114         1,088,809
                                                         --------        --------         --------        ----------
Net income (loss)                                        $ 51,619        $(42,885)        $ 75,899        $  (36,246)
                                                         ========        ========         ========        ==========
Net income (loss) per equivalent limited
  partnership unit                                       $   0.08        $  (0.07)        $   0.12        $    (0.06)
                                                         ========        ========         ========        ==========
Weighted Average number of equivalent limited
  partnership units outstanding during the period         631,124         631,124          631,124           631,124
                                                         ========        ========         ========        ==========











                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital


                                                               For the Six Months ended June 30, 2001 (unaudited)

                                                  General        Limited
                                                  Partner        Partner          General           Limited
                                                   Units          Units           Partner           Partner          Total
                                                  ---------------------------------------------------------------------------
Partners' capital - December 31, 2000               50           631,124         $   1,000         $ 582,232        $ 583,232

  Net Income                                                                         3,080            72,819           75,899
  Distributions                                                                     (3,080)         (312,410)        (315,490)
                                                  ---------------------------------------------------------------------------
Partners' capital - June 30, 2001                   50           631,124         $   1,000         $ 342,641        $ 343,641
                                                  ===========================================================================



























                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000

                                                                               (unaudited)
                                                                          2001             2000
                                                                       ---------------------------
Operating activities
Net income (loss)                                                      $  75,899         $ (36,246)
Adjustments to reconcile net income / (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                     251,122           907,856
       Loss (gain) on sale of computer equipment                         (68,408)            5,273
      Other noncash activities included in
          determination of net income                                    (40,352)         (467,653)
     Changes in assets and liabilities
         Increase (decrease) in liabilities
              Lease income receivable                                    (10,198)         (180,253)
              Other receivables-Commonwealth Capital Corp                 (8,950)              --
              Other receivables                                              --            (21,191
         (Increase) decrease in liabilities
              Accounts payable                                           154,046           188,961
              Accounts payable, Common Capital Corp.                         (25)               (1)
              Accounts payable, General Partner                           31,970           (53,305)
              Accounts payable, affiliated limited partnerships          (20,242)           61,500
              Other accrued expenses                                        --             (25,000)
              Unearned lease income                                         --              42,981
                                                                       ---------------------------
Net cash provided by operating activities                                364,862           422,922
                                                                       ---------------------------
Investing activities:
Capital Expenditures                                                     (79,579)             --
Net proceeds from the sale of computer equipment                          70,523           227,570
Equipment acquisition fees paid to General Partner                        (5,777)             --
                                                                       ---------------------------
Net cash (used in) / provided by investing activities                    (14,833)          227,570
                                                                       ---------------------------
Financing activities:
Distributions to partners                                               (315,490)         (715,833)
Debt Placement fee paid to the General Partner                              (648)             --
                                                                       ---------------------------
Net cash (used in) financing activities                                 (316,138)         (715,833)
                                                                       ---------------------------
Net increase (decrease) in cash and equivalents                           33,891           (65,341)
Cash and cash equivalents, beginning of period                            64,577           217,288
                                                                       ---------------------------
Cash and cash equivalents, end of period                               $  98,468         $ 151,947
                                                                       ===========================

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

2. Summary of         Basis of Presentation
   Significant
   Accounting         The financial information presented as of any date other
   Policies           than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the
                      "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

                      Revenue Recognition

                      Through June 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                      Long-Lived Assets

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2001, there is no impairment.

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

                      Cash and Cash Equivalents

                      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At June 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3. Computer           The Partnership is the lessor of equipment under operating
   Equipment          leases with periods ranging from 18 to 48 months. In
                      general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2001:
                                                                      Amount
                      ---------------------------------------------------------
                      Six months ended December 31, 2001             $104,967
                      Year ended December 31, 2002                     59,391
                      Year ended December 31, 2003                     39,803
                      Year ended December 31, 2004                      6,547
                                                                     --------
                                                                     $210,708
                                                                     ========

4. Notes Payable      Notes payable consisted of the following:

                                                       June 30,    December 31
                      ---------------------------------------------------------
                                                         2001         2000

                      Installment note payable to a
                      bank; interest at 7.0%; due in
                      monthly installments of $5,852
                      including interest through
                      December 2001                    $34,410      $67,647


                      Installment note payable to a
                      bank; interest at 8.4%; due in
                      monthly installments of $696
                      including interest through
                      January 2003                      12,342           --

                      Installment note payable to a
                      bank; interest at 7.3%; due in
                      monthly installments of $1,565
                      including interest through
                      February 2004                     45,382           --
                                                       -------      -------
                                                       $92,134      $67,647
                                                       -------      -------

                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

5. Supplemental       Other noncash activities included in the determination of
   Cash Flow          net income are as follows:
   Information
                      Six months ended June 30,          2001         2000
                      ---------------------------------------------------------
                      Lease income, net of interest
                      expense on notes payable
                      realized as a result of direct
                      payment of principal by lessee
                      to bank                          $40,352      $467,653
                                                       ------------------------

                      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                      Noncash investing and financing activities include the following:

                      Six months ended June 30,          2001         2000
                      ---------------------------------------------------------
                      Debt assumed in connection
                      with purchase of computer
                      equipment                        $64,839      $     --
                      =========================================================

6. Litigation         The Partnership, thru Commonwealth Capital Corp, has
                      initiated a lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter; the outcome of this uncertainty will not have a material adverse impact to the financial statements of the Partnership.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2001 and 2000 were cash from operations of $365,000 and $423,000, respectively and proceeds from the sale of equipment of $71,000 and $228,000 respectively. The primary uses of cash for the six months ended June 30, 2001 and 2000, were for capital expenditures for new equipment totaling $80,000 for the period ended June 30, 2001, and the payment of preferred distributions to partners of $315,000 and $716,000, for the six months ended June 30, 2001 and 2000, respectively.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $365,000, which includes a net gain from the sale of computer equipment of $68,000, and depreciation and amortization expenses of $251,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $40,000.

For the six month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $423,000, which includes a net loss from the sale of computer of $5,000, and depreciation and amortization expenses of $908,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $468,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2001, the Partnership had approximately $500 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $105,000 for the balance of the year ending December 31, 2001 and $106,000 thereafter. At June 30, 2001, outstanding debt was $92,000, with interest rates ranging from 7.0% to 8.4%, payable through February 2004.

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

For the quarter ended June 30, 2001, the Partnership recognized income of $217,000 and expenses of $165,000, resulting in a net income of $52,000. For the quarter ended June 30, 2000, the Partnership recognized income of $519,000 and expenses of $562,000, resulting in a net (loss) of $43,000.

Lease income decreased by 63% to $190,000 for the quarter ended June 30, 2001, from $518,000 for the quarter ended June 30, 2000, primarily due to the fact more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2000.

Interest income decreased 31% to $800 for the quarter ended June 30, 2001 from $1,200 for the quarter ended June 30, 2000, primarily due to lower monthly average balances in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 54% to approximately $38,000 for the quarter ended June 30, 2001, from $25,000 for the quarter ended June 30, 2000, which is primarily attributable to an increase in outside printing services of approximately $8,000 relating to the refilings of the 10Q's for the 2nd and 3rd quarters of 2000 and the 10-K for 1999, and an increase in accounting fees of approximately $15,000, also relating to the refilings. There was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $11,000 caused by the annual recalculation of the overhead charges

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 59% to approximately $9,000 for the quarter ended June 30, 2001, from $23,000 for the quarter ended June 30, 2000, consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 73% to approximately $117,000 for the quarter ended June 30, 2001, from $440,000 for the quarter ended June 30, 2000 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of $2,000 for the quarter ended June 30, 2001, for net income of $27,000. The Partnership sold computer equipment with a net book value of $161,000 for the quarter ended June 30, 2000, for a net loss of $68,000.

Interest expense decreased 71% to $1,700 for the quarter ended June 30, 2001 from $6,000 for the quarter ended June 30, 2000, primarily due to the payoff of outstanding debts.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

For the six months ended June 30, 2001, the Partnership recognized income of $453,000 and expenses of $377,000, resulting in a net income of $76,000. For the six months ended June 30, 2000, the Partnership recognized income of $1,053,000 and expenses of $1,089,000, resulting in a net (loss) of $36,000.

Lease income decreased by 63% to $383,000 for the six months ended June 30, 2001, from $1,045,000 for the six months ended June 30, 2000, primarily due to the fact more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2000.

Interest income decreased 80% to $2,000 for the six months ended June 30, 2001 from $8,000 for the six months ended June 30, 2000, primarily due to lower monthly average balances in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 5% to approximately $104,000 for the six months ended June 30, 2001, from $99,000 for the six months ended June 30, 2000, which is primarily attributable to an increase in outside printing services of approximately $8,000 relating to the refilings of the 10Q's for the 2nd and 3rd six months of 2000 and the 10-K for 1999, and an increase in accounting fees of approximately $15,000, also relating to the refilings. There was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $11,000 caused by the annual recalculation of the overhead charges

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 68% to approximately $19,000 for the six months ended June 30, 2001, from $59,000 for the six months ended June 30, 2000, consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 72% to approximately $251,000 for the six months ended June 30, 2001, from $908,000 for the six months ended June 30, 2000 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of $2,000 for the six months ended June 30, 2001, for a net gain of $68,000. The Partnership sold computer equipment with a net book value of $233,000 for the six months ended June 30, 2000, for a net loss of $5,000.

Interest expense decreased 83% to $3,000 for the six months ended June 30, 2001 from $17,000 for the six months ended June 30, 2000, primarily due to the payoff of outstanding debts.

Part II: OTHER INFORMATION

         Commonwealth Income & Growth Fund I

         Item 1.   Legal Proceedings.

                   On or about May 8, 2000, a complaint captioned Commonwealth Capital Corp V. Gtronics, Inc. was filed by Commonwealth Capital Corp against Gtronics, Inc. (formerly known as Wang Laboratories, Inc.) with the Federal District Court of the Eastern District of Pennsylvania, No. 00-CV-2381. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement.

                   The defendant has filed for a Summary Judgement on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment, and it remains pending.

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