Form 10-Q
period 2001-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2001-11-13
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2001

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


                              YES [X]    NO [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets

                                                               September 30,        December 31,
                                                                   2001                2000
                                                               -----------          -----------
                                                               (unaudited)
Assets
Cash and cash equivalents                                      $    17,216          $    64,577
Lease income receivable, net of allowance for doubtful
   accounts reserve of $249,662 as of September 30, 2001,
   and $199,757 as of December 31, 2000                            354,765              307,546
Other Receivables - Commonwealth Capital Corp                       90,302                 --
Other Receivables                                                      200                  200
                                                               -----------          -----------
                                                                   462,483              372,323
                                                               -----------          -----------
Computer equipment, at cost                                      3,133,061            6,107,056
Accumulated depreciation                                        (2,768,832)          (5,647,310)
                                                               -----------          -----------
                                                                   364,229              459,746
                                                               -----------          -----------
Equipment acquisition costs and deferred expenses, net              10,534                7,482
                                                               -----------          -----------
Total assets                                                   $   837,246          $   839,551
                                                               ===========          ===========
Liabilities and Partners' Capital

Liabilities
Accounts payable                                               $    69,979          $    74,355
Accounts payable - Other LP Affiliates                              90,191              105,671
Accounts payable - General Partner                                  11,937                5,117
Accounts payable - Commonwealth Capital Corp.                         --                     25
Unearned lease income                                               11,704                3,504
Notes payable                                                      140,459               67,647
                                                               -----------          -----------
Total liabilities                                                  324,270              256,319
                                                               -----------          -----------
Partners' Capital

General partner                                                      1,000                1,000
Limited partners                                                   511,976              582,232
                                                               -----------          -----------
Total partners' capital                                            512,976              583,232
                                                               -----------          -----------
Total Liabilities and partners' capital                        $   837,246          $   839,551
                                                               ===========          ===========


see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund I
                            Statements of Operations

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                        2001          2000          2001          2000
                                                    -----------   -----------    -----------   -----------
                                                           (unaudited)                  (unaudited)

Income
Lease                                               $   278,635   $   429,387    $   661,706   $ 1,474,404
Interest and other                                           30        (4,910)         1,564         2,636
Gain on sale of computer equipment                      104,929          --          173,337          --
                                                    -----------   -----------    -----------   -----------
Total Income                                            383,594       424,477        836,607     1,477,040
                                                    -----------   -----------    -----------   -----------

Expenses
Operating, excluding depreciation                        43,252        41,615        147,229       141,029
Equipment management fee - General Partner               13,928        14,748         33,007        73,720
Interest                                                  4,321         3,396          7,257        20,699
Depreciation                                            100,272       342,738        345,003     1,222,626
Amortization of equipment
 acquisition costs and deferred expenses                  2,571         9,856          8,962        37,815
Reserve on Bad Debts                                     49,915          --           49,915          --
Loss on sale of computer equipment                         --         101,309           --         106,582
                                                    -----------   -----------    -----------   -----------
Total expenses                                          214,259       513,662        591,373     1,602,471
                                                    -----------   -----------    -----------   -----------
Net income (loss)                                   $   169,335   $   (89,185)   $   245,234   $  (125,431)
                                                    ===========   ===========    ===========   ===========
Net income (loss) per equivalent limited
 partnership unit                                   $      0.27   $     (0.14)   $      0.39   $     (0.20)
                                                    ===========   ===========    ===========   ===========

Weighted Average number of equivalent limited
 partnership units outstanding during the period        631,124       631,124        631,124       631,124
                                                    ===========   ===========    ===========   ===========


see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund I

                        Statements of Partners' Capital

                                             For the Nine Months ended September 30, 2001 (unaudited)

                                             General    Limited
                                             Partner    Partner     General      Limited
                                              Units      Units      Partner      Partner       Total
                                             -------------------------------------------------------
Partners' capital - December 31, 2000           50      631,124    $   1,000    $ 582,232   $ 583,232

Net Income                                                             3,080      242,154     245,234
Distributions                                                         (3,080)    (312,410)   (315,490)
                                             -----      -------    ---------    ---------   ---------
Partners' capital - September 30, 2001          50      631,124    $   1,000    $ 511,976   $ 512,976
                                             =====      =======    =========    =========   =========



                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                                   2001              2000
                                                               -----------        -----------
Operating activities                                                    (unaudited)

Net income (loss)                                              $   245,234        $  (125,431)
Adjustments to reconcile net income / (loss) to net cash
  provided by operating activities
     Depreciation and amortization                                 353,965          1,260,459
     Loss (gain) on sale of computer equipment                    (173,337)           106,582
     Other noncash activities included in
       determination of net income                                 (91,403)          (608,094)
     Changes in assets and liabilities
       (Increase) in assets
         Lease income receivable                                   (47,219)          (107,395)
         Other receivables - Other LP's                             (7,429)               --
         Other receivables-Commonwealth Capital Corp               (91,520)               --
         Other receivables                                              --            (21,191)
       Increase (decrease) in liabilities
         Accounts payable                                           (4,376)            17,535
         Accounts payable, Common Capital Corp.                      1,193              3,707
         Accounts payable, General Partner                           6,820            (43,547)
         Accounts payable, affiliated limited partnerships          (8,051)            77,250
         Other accrued expenses                                         --            (25,000)
         Unearned lease income                                       8,200           (101,030)
                                                               -----------        -----------
Net cash provided by operating activities                          192,077            433,845
                                                               -----------        -----------

Investing activities:

Capital Expenditures                                               (95,097)              --
Net proceeds from the sale of computer equipment                   183,163            300,029
Equipment acquisition fees paid to General Partner                 (10,372)              --
                                                               -----------        -----------
Net cash provided by investing activities                           77,694            300,029
                                                               -----------        -----------
Financing activities:
Distributions to partners                                         (315,490)          (873,579)
Debt Placement fee paid to the General Partner                      (1,642)              --
                                                               -----------        -----------
Net cash (used in) financing activities                           (317,132)          (873,579)
                                                               -----------        -----------
Net (decrease) in cash and equivalents                             (47,361)          (139,705)
Cash and cash equivalents, beginning of period                      64,577            217,288
                                                               -----------        -----------
Cash and cash equivalents, end of period                       $    17,216        $    77,583
                                                               ===========        ===========


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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

Revenue Recognition

Through September 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2001, there is no impairment.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2001:

                                                     Amount
 -----------------------------------------------------------

  Three months ended December 31, 2001             $ 33,000
  Year ended December 31, 2002                       62,000
  Year ended December 31, 2003                       43,000
  Year ended December 31, 2004                        6,000
                                                   --------
                                                   $144,000
                                                   ========

4. Related Party Transactions


Other Receivables

For the period ended September 30, 2001, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of $90,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a short-term, non-interest bearing receivable that CCC plans to repay within the next fiscal year.

5. Notes Payable

Notes payable consisted of the following:

                                           September 30          December 31
 ---------------------------------------------------------------------------
                                              2001                   2000

  Installment note payable to a bank;
  interest at 7.00%; due in monthly
  installments of $5,852 including
  interest. The note was paid in full in
  September 2001 in relation to the sale
  of equipment.                            $      -                 $67,647


  Installment note payable to a bank;
  interest at 8.40%; due in monthly
  installments of $696 including
  interest through January 2003              10,500                       -


  Installment note payable to a Bank,
  interest at 9.25%; due in Monthly
  installments of $1,685 Including
  interest through January, 2004             42,281                       -


  Installment note payable to a bank;
  interest at 7.30%; due in monthly
  installments of $1,565 including
  interest through February 2004             41,492                       -

  Installment note payable to a bank;
  interest at 6.5%; due in monthly
  installments of $1,409 including
  interest through September 2004            46,186                       -
                                           --------                 -------
                                           $140,459                 $67,647
                                           ========                 =======


These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

5. Supplemental Cash Flow Information

Other noncash activities included in the determination of net income are as follows:


Nine months ended September 30,                            2001         2000
--------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $89,839     $608,094

Lease income paid to original lessor in lieu
of cash payment for computer equipment
acquired                                                  $ 1,564            -

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,                             2001        2000
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $164,215    $    --
================================================================================


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



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2001 and 2000 were cash from operations of $192,000 and $434,000, respectively and proceeds from the sale of equipment of $183,000 and $300,000 respectively. The primary uses of cash for the nine months ended September 30, 2001 and 2000, were for capital expenditures for new equipment totaling $95,000 for the period ended September 30, 2001, and the payment of preferred distributions to partners of $315,000 and $874,000, for the nine months ended September 30, 2001 and 2000, respectively.

For the nine month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $192,000, which includes a net gain from the sale of computer equipment of $173,000, and depreciation and amortization expenses of $354,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $91,000.

For the nine month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $434,000, which includes a net loss from the sale of computer of $107,000, and depreciation and amortization expenses of $1,260,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $608,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2001, the Partnership had approximately $8,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $33,000 for the balance of the year ending December 31, 2001 and $111,000 thereafter. At September 30, 2001, outstanding debt was $140,000, with interest rates ranging from 6.50% to 9.25%, payable through September 2004.

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

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended
 September 30, 2000

For the quarter ended September 30, 2001, the Partnership recognized income of $383,000 and expenses of $214,000, resulting in net income of $169,000. For the quarter ended September 30, 2000, the Partnership recognized income of $425,000 and expenses of $514,000, resulting in a net (loss) of $89,000.

Lease income decreased by 35% to $279,000 for the quarter ended September 30, 2001, from $429,000 for the quarter ended September 30, 2000, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 4% to approximately $43,000 for the quarter ended September 30, 2001, from $42,000 for the quarter ended September 30, 2000, which is primarily attributable to an increase in outside services of $2,000 for recruiting services relating to the hiring of a new employee.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 6% to approximately $14,000 for the quarter ended September 30, 2001, from $15,000 for the quarter ended September 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 71% to approximately $103,000 for the quarter ended September 30, 2001, from $353,000 for the quarter ended September 30, 2000 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with a net book value of $8,000 for the quarter ended September 30, 2001, for a net gain of $105,000. The Partnership sold computer equipment with a net book value of $174,000 for the quarter ended September 30, 2000, for a net (loss) of $101,000.

The partnership recorded an allowance on accounts receivables of $50,000 related to a disputed accounts receivables balance for the three months ended September 30, 2001.

Interest expense increased 27% to $4,300 for the quarter ended September 30, 2001 from $3,400 for the quarter ended September 30, 2000, primarily due to the increase in equipment purchased that carry an outstanding debt.

Nine Months Ended September 30, 2001 compared to Nine Months Ended
 September 30, 2000

For the nine months ended September 30, 2001, the Partnership recognized income of $836,000 and expenses of $591,000, resulting in a net gain of $245,000. For the nine months ended September 30, 2000, the Partnership recognized income of $1,477,000 and expenses of $1,602,000, resulting in a net (loss) of $125,000.

Lease income decreased by 55% to $662,000 for the nine months ended September 30, 2001, from $1,474,000 for the nine months ended September 30, 2000, primarily due to the fact more lease agreements ended than new lease agreements entered into since September 30, 2000.

Interest income decreased 41% to $1,600 for the nine months ended September 30, 2001 from $2,700 for the nine months ended September 30, 2000, primarily due to lower monthly average balances in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 4% to approximately $147,000 for the nine months ended September 30, 2001, from $141,000 for the nine months ended September 30, 2000, which is primarily attributable to an increase in outside printing services of approximately $8,000 relating to the refilings of the 10Q's for the 2nd and 3rd six months of 2000 and the 10-K for 1999, and an increase in accounting fees of approximately $15,000, also relating to the refilings. There was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $16,000 caused by the annual recalculation of the overhead charges.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 55% to approximately $33,000 for the nine months ended September 30, 2001, from $74,000 for the nine months ended September 30, 2000, consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 72% to approximately $354,000 for the nine months ended September 30, 2001, from $1,260,000 for the nine months ended September 30, 2000 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of $10,000 for the nine months ended September 30, 2001, for a net gain of $173,000. The Partnership sold computer equipment with a net book value of $407,000 for the nine months ended September 30, 2000, for a net (loss) of $107,000.

The partnership recorded an allowance on accounts receivables of $50,000 related to a disputed accounts receivables balance for the nine months ended September 30, 2001.

Interest expense decreased 65% to $7,000 for the nine months ended September 30, 2001 from $21,000 for the nine months ended September 30, 2000, primarily due to the payoff of outstanding debts.

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

                           On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment.

         Item 2.           Changes in Securities

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