Form 10-K
period 2001-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2002-03-29
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2001 are incorporated by reference as Exhibits in Part IV of this Report.

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

         As of December 31, 2001, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2001, the Partnership has not entered into any such agreements.

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

         Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes, historically, that the values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

         Other Equipment-Restrictions. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non-IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2001, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 22 different companies located throughout the United States. Approximately 50% of the Equipment acquired by the Partnership consists of workstations, department servers and enterprise servers. Approximately 26% of the Equipment acquired by the Partnership consists of tape subsystems. Approximately 3% of the Equipment acquired by the Partnership consists of printers. Approximately 4% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 9% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately another 6% of the Equipment acquired by the Partnership consists of optical storage. Approximately 2% of the Equipment acquired by the Partnership consists of Routers.

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2001, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2001, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2001, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2001, the aggregate nonrecourse debt outstanding of $501,000 was 15.1% of the aggregate cost of the Equipment owned.

         The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2001, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2001, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2001, the Partnership has not refinanced any of its debt.

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

Investments

         As of March 29, 2002, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                      EQUIPMENT               LIST       PURCHASE    MONTHLY   LEASE
LESSEE                                 MFG            DESCRIPTION            PRICE         PRICE       RENT    TERM

Xerox Corp.                            SUN          (32) Workstation        440,800       277,705        286     39
Xerox Corp.                            SUN            (4)SPARC2000          590,840       305,875      1,019     39
Fingerhut Corp.                       SIEMEN            2240-004            722,000       459,592      8,558     48
Chrysler Corp.                         STK            (2) 4490-M30          686,158       490,110     12,001     48
GE Industrial & Power Systems           HP          (50%)HP9000/J200        202,680       157,635      4,115     36
Wang Laboratories Inc.                 PYR           (50%) NILE 150         937,290       589,287     16,639     36
Chrysler Corp.                         IBM           (20%) 3745-31A         242,244       184,383      4,203     48
Sprint Communications Co.              STK            (9)9490-M32         1,335,897       703,968     15,501     36
Honda R&D                              SGI           (45%) 4XR10000         400,220       298,094      7,683     36
Sprint Communications Co.              IBM            (2) 3995-133          421,500       286,536     10,166     24
Equitable Life Assurance Co.           LEX             (80) N240            571,351       497,477     11,501     36
Chrysler Corp.                         STK        Tape Lib/Redwd/Timbl    1,693,479       997,891     22,520     36
Equitable Life Assurance Co.           LEX             (16)OPTRA             74,458        94,098      2,615     36
Kaiser                                 IBM         3745-611A/3746-900     2,149,234     1,191,555     29,786     36
Litton                                 SUN              (1)E3000            251,967       148,492      3,771     36
Sprint Communications Co.              SUN             (2)ES5000            371,640       231,551      7,199     30
Computer Science Corp.                 SGI       (50%) 144Workstations    2,055,893       822,455     21,031     36
Paine Webber                           IBM            (2)9032-003           932,206       455,473     11,060     36
Charles Schwab                         IBM         (20%) (6) 9032-003       495,889       307,983      6,989     36
ADP                                    IBM        (3)3490-A20 (1)-B40       579,850       379,682      5,036     36
Lucent                                 SUN          (1) 3000 Server          70,300        45,892      1,181     36
Lucent                                 SUN          (1) 3500 Server          75,750        49,505      1,274     36
Pitney Bowes                           IBM              (1) 3590            526,390       299,832      5,852     40
Cendant                                SUN              (1)6000             512,640       274,774      6,722     36
Sprint                                 SUN           Upgrade ES5000          21,400        14,491        602     25
Kaiser                                CISCO           (33)Routers            65,835        38,948      1,333     36
Morgan Stanley                         SUN              ENT4000             184,144       122,751      3,018     24
Moore Business                         IBM           (2)3900-DW1/2          515,000       460,490      9,040     43
SMS                                    STK             Tape Drive         1,452,140       576,586     34,140     36
UNUM                                   IBM              Printer             343,010       343,010      6,338     48
Thomson Consumer Electric               HP          Visualize C3600          26,670        17,682        696     24
GE Medical                            CISCO             Routers              88,000        58,465      1,565     36
GE Medical                            CISCO             Routers              59,917        35,570        950     35
GE Medical                            CISCO           (6) Routers            34,650        22,976        617     36
Thomson Consumer Electric           Thermojet          SOP System            14,770         9,794        382     24
McLeod Farms                          COMPAQ            Servers              67,175        56,318      1,685     31
Boeing Satellite Systems               SUN       (10)280R Sparclil 750       53,614        53,614      1,409     36
Kaiser                                 IBM             (1) Server             4,864         4,961        385     36
Capital Technology                   Various            Servers              75,687        75,687      2,069   24-36
Capital Technology                   Various            Servers              68,952        68,952      2,021   25-37
AOL                                    SUN              Servers             434,387       283,067      7,720     35
GE Medical                             IBM              Printers             10,979        11,199        295     36
Thomson Consumer Electric              LEX         (2)PL4630 Printers        46,547        47,478      1,271     36

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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, Commonwealth Capital Corp ("Com Cap Corp"), which has 18 employees as of December 31, 2001.

ITEM 2:  PROPERTIES

                           NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                           On or about May 8, 2000, a complaint captioned Commonwealth Capital Corp V. Gtronics, Inc. was filed by Commonwealth Capital Corp against Gtronics, Inc. (formerly known as Wang Laboratories, Inc.) with the Federal District Court of the Eastern District of Pennsylvania, No. 00-CV-2381. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.

                           The defendant has filed for a Summary Judgment on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment, and it remains pending.

                           On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment.

                           As of March 29, 2002, the pre-trial conference was completed. CCC anticipates that the date of the trial will be set up within the next quarter.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II



ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2001, there were 936 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

REDEMPTION PROVISION

         Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption request will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

         The Partnership will accept redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2001, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

EXEMPT TRANSFERS

         The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

         (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and nonliquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

         Cash distributions, if any, are made quarterly on March 31, June 30, and September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

         The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Priority Return is calculated.

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

         Quarterly distributions in the following amounts were paid to the Limited Partners during 2001, 2000, and 1999.

            Quarter Ended              2001           2000             1999
           ---------------------------------------------------------------------

               March 31             $156,205         $242,529         $315,678

               June 30               156,205          466,259          315,678

             September 30               ----          156,205          315,678

              December 31               ----          156,207            2,444

                                ------------------------------------------------

                                    $312,410       $1,021,200         $949,478
                                ================================================



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

ITEM 6: SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years ended December 31, 2001. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                              YEAR ENDED DECEMBER 31,
                                               -----------------------

------------------------------------------------------------------------------------------------------------------------

                                      2001               2000               1999              1998             1997
------------------------------- ---------------- ------------------- ----------------- ------------------ --------------

Lease Income                           $764,635          $1,790,339        $2,995,506         $4,527,348     $5,195,139
------------------------------- ---------------- ------------------- ----------------- ------------------ --------------

Net Income / (Loss)                     170,529            (205,279)         (478,168)          (334,254)      (906,123)
------------------------------- ---------------- ------------------- ----------------- ------------------ --------------

Cash Distributions                      315,490           1,031,324           959,043          1,275,467      1,275,467
------------------------------- ---------------- ------------------- ----------------- ------------------ --------------

Net Income/(Loss) Per Limited               .27                (.34)             (.77)              (.55)         (1.46)
Partner Unit
------------------------------- ---------------- ------------------- ----------------- ------------------ --------------

Cash Distribution Per Limited               .50                1.62              1.50               2.02           2.02
Partner Unit
------------------------------------------------------------------------------------------------------------------------

                                               DECEMBER 31,
                                               ------------

-------------------------------------------------------------------------------------------------------------

                          2001              2000              1999              1998              1997
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

Total Assets              $1,108,320          $839,551        $2,858,500        $5,906,884       $10,081,644
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

Notes Payable                500,585            67,647           716,792         2,401,080         4,968,748
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

Partners' Capital            438,271           583,232         1,819,835         3,257,046         4,866,767
--------------------------------------------------------------------------------------------------------------

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

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

REVENUE RECOGNITION

Through December 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of capital for the years ended December 31, 2001, 2000, and 1999 were cash from operations of $257,000, $513,000, and $752,000, respectively and proceeds from the sale of computer equipment of $230,000, $365,000, and $590,000, respectively. The primary uses of cash were for capital expenditures for new equipment totaling $199,000, and $161,000 for the years ended December 31, 2001, and 1999, respectively, and for the payment of distributions to partners totaling $315,000 for 2001, $1,031,000 for 2000, and $959,000, in 1999.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2001 and 2000 the Partnership had approximately $1,000 and $95,000, respectively, invested in these money market accounts.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases increased to $760,000 in 2001, up from $88,000 in 2000, but down from $1,153,000 in 1999 due to the purchase of new computer equipment leases in 2001. This particular industry has experienced a decrease in lease rates during 2001 due to an ongoing decrease in interest rates. As of December 31, 2001, the Partnership had future minimum rentals on noncancellable operating leases of $308,000 for the year ended 2002 and $452,000 thereafter. The Partnership incurred debt in 2001 in the amount of $544,000. No debt was incurred in 2000 or 1999. At December 31, 2001, the outstanding debt was $501,000, with a weighted average interest rate of 7.10% and will be payable through December 2004. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

         Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

         The Partnership's share of the computer equipment in which they participate at December 31, 2001 was approximately $469,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 was approximately $2,867,000. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 was approximately $387,000, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 related to the equipment shared by the Partnership was approximately $2,338,000. There was no equipment shared by the Partnership as of December 31, 2000.

         The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

         For the year ended December 31, 2001, 2000 and 1999, the Partnership recognized income of $954,000, $1,797,000, and $3,005,000 and expenses of $784,000, $2,002,000, and $3,483,000, resulting in net income of $170,000 in
2001, and a net loss of $205,000 and $478,000 for 2000 and 1999, respectively.

         Lease income decreased to $765,000 in 2001, down from $1,790,000 and $2,996,000 in 2000 and 1999 respectively, primarily due to the expiration of leases in 2000 and entering into newer, smaller leases during 2001.

         Interest income decreased to $4,000 in 2001 from $7,000 in 2000 and $10,000 in 1999, as a result of rental income being utilized for Partnership distributions for the year ended December 31, 2001, whereas, for the year ended December 31, 2000 and 1999 the rental income was temporarily being invested in money market accounts until being utilized for equipment purchases.

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The operating expenses totaled approximately $221,000 in 2001, $193,000 in 2000, and $261,000 in 1999. The
increase from 2001 to 2000 is primarily attributable to an increase in the annual recalculation of the overhead charges from Com Cap Corp. of approximately $6,000, an increase in professional fees of approximately $32,000, and a decrease in postage fees of approximately $9,000. The decrease in 2000 was primarily attributable to a decrease in the annual recalculation of the overhead charges from Com Cap Corp.

         The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The equipment management fee decreased to $38,000 in 2001 from $90,000 and $150,000 for 2000 and 1999 respectively, which is consistent with the decrease in lease income.

         Interest expense decreased to $11,000 for 2001, from $22,000 and $105,000 for 2000 and 1999 respectively as a result of reduced debt from the sale of equipment, and/or the expiration of certain leases in 2001. The majority of new leases with associated debt obligations were acquired late in the third and fourth quarters of 2001, whereby the effect of the additional interest expense won't be seen until 2002.

         Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 only), equipment acquisition fees and debt placement fees. Depreciation and amortization during 2001 decreased to $413,000 from $1,476,000 and $2,809,000 in 2000 and 1999 respectively, due to the expiration of leases in 2000 and entering into newer, smaller leases during 2001.

         The Partnership sold computer equipment with a net book value of $44,000, $484,000, and $698,000 during the years ended December 31, 2001, 2000, and 1999, respectively, for a net gain of $185,000 for the year ended December 31, 2001, and a net loss of $118,000 and $108,000 for the years ended December 31, 2000 and 1999, respectively.

         The Partnership has reserved $100,000, $104,000, and $50,000 as allowances against accounts receivable for the periods ending December 31, 2001, 2000, and 1999, respectively.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the years ended December 31, 2001 and 2000. In 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets and therefore recorded a charge of $10,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999.

NET INCOME (LOSS)

         Net income increased in 2001 to $170,000 from a net (loss) of $205,000 and $478,000 in 2000 and 1999, respectively.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

CASH FLOWS

         For the year ended December 31, 2001, the Partnership generated cash flow from operating activities of $257,000, which includes net income of $170,000, and gain from the sale of computer equipment of $185,000, and was reduced by depreciation and amortization expenses of $413,000. Other noncash activities included in the determination of the net income includes direct payments of lease income by lessees to banks of $111,000.

RECENT ACCOUNTING PRONOUNCEMENTS

                              Business Combinations

         In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisiton Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material, financial condition, or equity upon adoption of Statement No. 141.

                      Goodwill and Other Intangible Assets

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how tangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 142 at January 1, 2002.

                   Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

         This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings, financial condition, or equity.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

         See financial statements commencing in part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
Com Cap Corp.

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General
Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

Salvatore R. Barila        Vice President and Controller of the General Partner and Com Cap Corp

John A. Conboy III         Assistant  Vice  President  and  Accounting  Manager of the General  Partner and Com Cap
                           Corp.

Lynn Franceshina           Accounting Manager of the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of Com Cap Corp.

         George S. Springsteen, age 67, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 42, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 50, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 31, is Vice President and Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         John A. Conboy III, age 55, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 29, is Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 59, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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


                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2001      DURING 2000      DURING 1999
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee.  An Organization         $     0            $0             $     0
                        Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital
                        Contributions and two percent of the
                        Limited Partners' Capital Contribution
                        in excess of $10,000,000, as
                        compensation for the organization of the
                        Partnership. It is anticipated that all
                        Organizational and Offering Expenses
                        which include legal, accounting and
                        printing expenses; various registration
                        and filing fees; miscellaneous expenses
                        related to the organization and
                        formation of the Partnership; other
                        costs of registration; and costs
                        incurred in connection with the
                        preparation, printing and distribution
                        of this Report and other sales
                        literature. The General Partner pays all
                        Organizational and Offering Expenses,
                        other than Underwriter's Commissions and
                        a non-accountable expense allowance
                        payable to the Dealer Manager that is
                        equal to the lesser of (i) one percent
                        of the Offering proceeds or (ii)
                        $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Equipment Acquisition Fee. An Equipment      $30,000            $0             $60,000
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

                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2001      DURING 2000      DURING 1999
The General Partner     Reimbursement of Expenses. The General       $82,000          $76,000         $111,000
and its Affiliates      and its Affiliates Partner are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained and used by the General Partner
                        in connection with the administration
                        and operation of the Partnership from
                        third parties unaffiliated with the
                        General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain
                        expenses incurred by the General Partner
                        and its affiliates in connection with
                        the administration and operation of the
                        Partnership. The amounts set forth on
                        this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Debt Placement Fee. As compensation for      $ 5,000          $     0         $      0
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided,
                        however, that such fee is reduced to
                        the extent the Partnership incurs such
                        fees to third Parties, un affiliated
                        with the General Partner or the lender,
                        with respect to such indebtedness and
                        no such fee is paid with respect to
                        borrowings from the General Partner or
                        its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee      $38,000          $90,000         $150,000
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

The General Partner     Re-Lease Fee. As Compensation for            $     0          $     0         $      0
                        providing re-leasing services for any
                        Equipment for which the General Partner
                        has, following the expiration of, or
                        default under, the most recent lease of
                        Conditional Sales Contract, arranged a
                        subsequent lease of Conditional Sales
                        Contract for the use of such Equipment
                        to a lessee or other party, other than
                        the current or most recent lessee of
                        other operator of such equipment or its
                        Affiliates ("Re-lease"), the General
                        Partner will receive, on a monthly
                        basis, a Re3-lease Fee equal to the
                        lesser of (a) the  fees which would be
                        charged by an independent third party
                        of comparable services for comparable
                        equipment or (b) two percent of Gross
                        Lease Revenues  derived from such
                        Re-lease.

The General Partner     Partnership Interest. The General            $ 3,080          $10,124         $  9,565
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

"Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund I

         Reports of Independent Certified Public Accountants

         Balance Sheets as of December 31, 2001 and 2000

         Statements of Operations for each of the three years ended December 31, 2001, 2000 and 1999

         Statements of Partners' Capital for each of the three years ended December 31, 2001, 2000 and 1999

         Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors

         Balance sheet as of February 29, 2001

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditors

         Consolidated Balance Sheet as of February 29, 2001

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

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

         ** Incorporated by reference from the Partnership's Annual Report on 10-K for the year ended December 31, 1993

(b)      Reports on Form 8-K

(c)      Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 29, 2002 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND I
                                        By: COMMONWEALTH INCOME &
                                            GROWTH FUND, INC., General Partner

                                        By: /s/ George S. Springsteen
                                            --------------------------------
                                            George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

SIGNATURE                                            CAPACITY
---------                                            --------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

/s/ SALVATORE R. BARILA             Vice President and Controller
-----------------------
Salvatore R. Barila

                                                             Commonwealth Income
                                                                 & Growth Fund I


                                                            Financial Statements
                                    Years Ended December 31, 2001, 2000 and 1999

                                             Commonwealth Income & Growth Fund I

                                                                        Contents

--------------------------------------------------------------------------------


        Report of Independent Certified Public Accountants               3-4

        Financial statements
            Balance sheets                                                 5
            Statements of operations                                       6
            Statements of partners' capital                                7
            Statements of cash flows                                     8-9

        Notes to financial statements                                  10-23

Report of Independent Certified Public Accountants



The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.



                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 8, 2002

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund I

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund I for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund I for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

-----------------------------------------------------------------------------------------------------------------
December 31,                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                         $     1,082        $     64,577
Lease income receivable, net of reserves of $299,578 for 2001, and
     $149,747 for 2000                                                                300,956             307,546
Accounts Receivable - Commonwealth Capital Corp                                        17,904                  --
Other receivables and deposits                                                            200                 200
-----------------------------------------------------------------------------------------------------------------

                                                                                      320,142             372,323
-----------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                         3,312,836           6,107,056
Accumulated depreciation                                                           (2,556,037)         (5,647,310)
-----------------------------------------------------------------------------------------------------------------

                                                                                      756,799             459,746
-----------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $5,358 and $285,046, respectively
                                                                                       31,379               7,482
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 1,108,320        $    839,551
=================================================================================================================

                                             Commonwealth Income & Growth Fund I


                                                                  Balance Sheets

--------------------------------------------------------------------------------

December 31,                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                            $     30,013        $     74,355
     Accounts payable, General Partner                                                 29,924               5,117
     Accounts payable, Commonwealth Capital Corp.                                          --                  25
     Accounts payable, affiliated limited partnerships                                105,886             105,671
     Unearned lease income                                                              3,641               3,504
     Notes payable                                                                    500,585              67,647
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     670,049             256,319
-----------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited partners                                                                 437,271             582,232
-----------------------------------------------------------------------------------------------------------------

Total partners' capital                                                               438,271             583,232
-----------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                          $  1,108,320        $    839,551
=================================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Operations

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001              2000              1999
-----------------------------------------------------------------------------------------------------------------
Income
     Lease                                                         $  764,635       $ 1,790,339      $  2,995,506
     Interest and other                                                 4,156             6,722             9,683
     Gain on sale of computer equipment                               185,549                --                --
-----------------------------------------------------------------------------------------------------------------

Total income                                                          954,340         1,797,061         3,005,189
-----------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                221,147           192,622           261,038
     Equipment management fee, General Partner                         38,232            89,517           149,675
     Interest                                                          11,121            22,242           105,223
     Depreciation                                                     402,199         1,433,902         2,664,825
     Amortization of organization costs, equipment
         acquisition costs, and deferred expenses                      11,281            41,842           143,956
     Uncollectible accounts receivable                                 99,831           103,818            50,000
     Loss on sale of computer equipment                                    --           118,397           108,640
-----------------------------------------------------------------------------------------------------------------

Total expenses                                                        783,811         2,002,340         3,483,357
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                  $  170,529       $  (205,279)     $   (478,168)
=================================================================================================================

Net income (loss) per equivalent limited partnership unit          $      .27       $      (.34)     $       (.77)

Weighted average number of equivalent
     limited partnership units outstanding during the year            631,124           631,358           631,358
=================================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                 Statements of Partners' Capital

--------------------------------------------------------------------------------

                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    50       631,358      $   1,000      $  3,256,046      $   3,257,046

Net income (loss)                             --            --          9,565          (487,733)          (478,168)
Distributions                                 --            --         (9,565)         (949,478)          (959,043)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    50       631,538          1,000         1,818,835          1,819,835

Net income (loss)                             --            --         10,124          (215,403)          (205,279)
Distributions                                 --            --        (10,124)       (1,021,200)        (1,031,324)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    50       631,358          1,000           582,232            583,232

Net income                                    --            --          3,080           167,449            170,529
Adjustment                                    --          (234)            --                --                 --
Distributions                                 --            --         (3,080)         (312,410)          (315,490)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    50       631,124      $   1,000      $    437,271      $     438,271
==================================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001             2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                             $  170,529      $  (205,279)   $    (478,168)
         Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
              Depreciation and amortization                           413,480        1,475,744        2,808,801
              (Gain) loss on sale of computer
                  equipment                                          (185,549)         118,397          108,640
              Other noncash activities included in
                  determination of net income (loss)                 (111,180)        (649,145)      (1,706,647)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                           6,590          (94,922)         (64,420)
                      Other receivables and deposits                       --            1,809            1,294
                      Accounts receivable, General
                           Partner                                         --               --            9,199
                      Accounts receivable, Commonwealth
                      Capital Corp.                                   (17,929)              --               --
                  (Decrease) increase in liabilities
                      Accounts payable                                (44,342)          20,318            3,727
                      Accounts payable, General
                           Partner                                     24,807          (29,901)          35,018
                      Accounts payable,
                           Commonwealth Capital Corp.                      --          (29,263)           6,808
                      Accounts payable,
                           affiliated limited partnerships                215           28,171           77,500
                      Accrued expenses                                     --          (25,000)         (34,000)
                      Unearned lease income                               137          (97,526)         (15,938)
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             256,758          513,403          751,814
---------------------------------------------------------------------------------------------------------------

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001             2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                                          $ (199,304)     $        --      $  (160,935)
     Net proceeds from sale of computer
         equipment                                                    229,719          365,210          590,355
     Equipment acquisition fees paid to the General
         Partner                                                      (29,737)              --           (6,468)
---------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                 678          365,210          422,952
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Distributions to partners                                       (315,490)      (1,031,324)        (959,043)
     Debt placement fee paid to the General
         Partner                                                       (5,441)              --               --
---------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                              (320,931)      (1,031,324)        (959,043)
---------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
     equivalents                                                      (63,495)        (152,711)         215,723

Cash and cash equivalents at beginning of year                         64,577          217,288            1,565
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $    1,082      $    64,577      $   217,288
===============================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1. Business            Commonwealth Income & Growth Fund I (the "Partnership")
                       is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                       corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is
                       Commonwealth Income & Growth Fund, Inc. (the "General
                       Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital
                       Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December
                       31, 2004.

                       Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2001, the Partnership distributed to the limited partners $312,410. The 2001 distributions were at an annual rate of 2.4% of the limited partners' original contributed capital. During 2000, the Partnership distributed to the limited partners $781,097, in addition to $240,103 distributed in January 2000, which pertained to the 1999 fourth quarter distribution. The 2000 distributions, exclusive of the January 2000 distributions, were at an annual rate of 6.2% of the limited partners' original contributed capital. During 1999, the Partnership distributed to the limited partners, three quarterly distributions totaling $949,478. The three quarterly distributions in 1999 plus the payment in January 2000 noted above represented an annual rate of 9.4%. Distributions during 2001 reflect an annual return of capital in the amount of approximately $0.50 per limited partnership unit, for units which were outstanding for

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       the entire year. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.62 per limited partnership unit, for units which were outstanding for the entire year, which includes $.38 per unit which was distributed in January 2000 for the fourth quarter of 1999. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.50 per limited partnership unit, for units, which were outstanding for the entire year.


2. Summary of          Revenue Recognition
   Significant
   Accounting          Through December 31, 2001, the Partnership has only
   Policies            entered into operating leases. Lease revenue is
                       recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       During 2001, 2000 and 1999, the Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2001 and 2000, the Partnership determined that no impairment had occurred. In 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $10,000 in the fourth quarter of 1999 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

                       Cash and Cash Equivalents

                       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.

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

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Offering Costs

                       Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                       Net Income (Loss) Per Equivalent Limited Partnership Unit

                       The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

3. Computer            The Partnership is the lessor of equipment under
   Equipment           operating leases with periods ranging from 24 to 37
                       months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       The Partnership's share of the computer equipment in which they participate at December 31, 2001 was approximately $469,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 was approximately $2,867,000. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 was approximately $387,000, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 related to the equipment shared by the Partnership was approximately $2,338,000. There was no equipment shared by the Partnership as of December 31, 2000.

                       The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2001:

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Year ending December 31,                          Amount
                       ---------------------------------------------------------

                           2002                                       $ 308,000
                           2003                                         289,000
                           2004                                         163,000
                       ---------------------------------------------------------

                                                                      $ 760,000
                       =========================================================

                       Lease income from one lessee, exceeding 10% of lease revenue, aggregated 21% of lease income for the year ended December 31, 2001. Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 38% of lease income for the year ended December 31, 2000. Lease income from one lessee, exceeding 10% of total lease income, approximated 12% of lease income for the year ended December 31, 1999.

                       As of December 31, 2001, one lessee comprised approximately 91% of the Partnership's accounts receivable.

4. Related Party       Reimbursement of Expenses
   Transactions
                       The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General
                       Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During
                       2001, 2000 and 1999, the Partnership recorded $82,000,
                       $76,000 and $111,000, respectively, for reimbursement of expenses to the General Partner.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Equipment Acquisition Fee

                       The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During 2001, equipment acquisition fees of approximately $30,000 were paid to the General Partner. During 1999, equipment acquisition fees of approximately $60,000 were paid to the General Partner. No fees were paid to the General Partner in 2000.

                       Debt Placement Fee

                       As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2001, debt placement fees of approximately $5,000 were paid to the General Partner. No debt placement fee was paid to the General Partner in 2000 and 1999.

                       Equipment Management Fee

                       The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2001, 2000 and 1999, equipment management fees of approximately $38,000, $90,000 and $150,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Release Fee

                       As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2001, 2000 and 1999.

                       Equipment Liquidation Fee

                       With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
                       (i) 50% of the competitive equipment sale commission or
                       (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2001, 2000 and 1999.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

5. Notes Payable       Notes payable consisted of the following:



                       December 31,                        2001            2000
                       ---------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 7.0%; due in
                       monthly installments of $5,852
                       including interest. The note
                       was paid in full in September
                       2001 in connection with the
                       sale of equipment.               $     --      $   67,647

                       Installment note payable to a
                       bank; interest at 8.40%; due in
                       monthly installments of $696
                       including interest through
                       January 2003                        8,620              --

                       Installment note payable to a
                       bank; interest at 7.30%; due in
                       monthly installments of $1,565
                       including interest through
                       January 2003                       37,530              --

                       Installment note payable to a
                       bank; interest at 9.25%; due in
                       monthly installments of $1,685
                       including interest through
                       January 2004                       38,174              --

                       Installment note payable to a
                       bank; interest at 6.50%; due in
                       monthly installments of $1,409
                       including interest through
                       September 2004                     42,464              --

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 7.00%; due in
                       monthly installments of $2,069
                       including interest through
                       August 2003                        60,225              --

                       Installment note payable to a
                       bank; interest at 7.50%; due in
                       monthly installments of $182
                       including interest through
                       December 2003                       3,964              --

                       Installment note payable to a
                       bank; interest at 9.00%; due in
                       monthly installments of $138
                       including interest through
                       February 2004                       3,249              --

                       Installment note payable to a
                       bank; interest at 9.25%; due in
                       monthly installments of $485
                       including interest through
                       April 2004                         12,172              --

                       Installment note payable to a
                       bank; interest at 7.00%; due in
                       monthly installments of $565
                       including interest through
                       October 2004                       17,379              --

                       Installment note payable to a
                       bank; interest at 7.00%; due in
                       monthly installments of $651
                       including interest through
                       December 2004                      21,083              --

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 6.75%; due in
                       monthly installments of $7,720
                       including interest through
                       November 2004                     246,003              --

                       Installment note payable to a
                       bank; interest at 6.25%; due in
                       monthly installments of $295
                       including interest through
                       December 2004                       9,722              --
                       ---------------------------------------------------------

                                                       $ 500,585      $   67,647
                       =========================================================

                       These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2001 are as follows:.

                       Year ending December 31,                        Amount
                       ---------------------------------------------------------

                           2002                                     $ 181,246
                           2003                                       185,380
                           2004                                       133,959
                       ---------------------------------------------------------

                                                                    $ 500,585
                       =========================================================

6. Supplemental        Other noncash activities included in the determination of
   Cash Flow           net loss are as follows:
   Information

Year ended December 31,                                               2001               2000                1999
-----------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                     $  109,615         $  649,145       $   1,684,288

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
                                                                     1,565                 --              22,359
-----------------------------------------------------------------------------------------------------------------

     Total adjustment to net income (loss) from other
     noncash activities                                        $   111,180        $   649,145       $   1,706,647
=================================================================================================================

                       No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                       Noncash investing and financing activities include the following:

Year ended December 31,                                               2001               2000                1999
-----------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                      $  544,000          $      --            $     --
-----------------------------------------------------------------------------------------------------------------

7. Litigation          The Partnership, through Commonwealth Capital Corp, has
                       initiated a lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter; the outcome of this uncertainty will not have a material adverse impact to the financial statements of the Partnership. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8.      Reconciliation of Net
        Income (Loss) Reported for
        Financial
        Reporting Purposes to
        Taxable Income (Loss) on
        the Federal
        Partnership Return

Year ended December 31,                                                2001               2000               1999
-----------------------------------------------------------------------------------------------------------------
Net income (loss) for financial reporting purposes
                                                                $   170,529        $  (205,279)       $  (478,168)
Adjustments
     (Loss) on sale of computer equipment                          (311,306)          (308,635)          (322,612)
     Depreciation                                                    13,439            533,443            480,316
     Amortization                                                     9,728             40,791            115,830
     Bad debt expense                                               203,649                 --                 --
     Unearned lease income                                             (138)           (23,447)           (11,074)
     Other                                                          (57,478)           256,461            (94,843)
-----------------------------------------------------------------------------------------------------------------

Taxable income (loss) on the Federal
     Partnership return                                         $    28,423        $   293,334        $  (310,551)
=================================================================================================================

                       The "Adjustments - Other" includes financial statement adjustments reflected in the tax return in the subsequent year.

                       Adjustment for (loss) on sale of equipment is due to larger depreciation lives for tax reporting purposes.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9. Quarterly Results
   of Operation
   (Unaudited)         Summarized quarterly financial data for the years ended
                       December 31, 2001 and 2000 is as follows:

                                                                        Quarter ended
                                               ------------------------------------------------------------------
                                                 March 31          June 30        September 30       December 31
-----------------------------------------------------------------------------------------------------------------
2001

Revenues
     Lease and other                           $  194,105       $  190,500         $   278,665       $   105,521
     Gain on sale of computer
         equipment                                 41,750           26,658             104,929            12,212
-----------------------------------------------------------------------------------------------------------------

Total revenues                                    235,855          217,158             383,594           117,733

Costs and expenses                                211,575          165,539             214,259           195,438

-----------------------------------------------------------------------------------------------------------------

Net income (loss)                              $   24,280       $   51,619         $   169,335       $   (74,705)
================================================================================================================

Income (loss) per limited
     partner unit                              $     0.04       $     0.08         $      0.27       $     (0.12)
================================================================================================================

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                        Quarter ended
                                             -------------------------------------------------------------------
                                                 March 31          June 30        September 30      December 31
----------------------------------------------------------------------------------------------------------------
2000

Revenues
     Lease and other                          $   533,653      $   518,910         $   424,477        $  320,021
     Gain on sale of computer
         equipment                                 63,135               --                  --                --
----------------------------------------------------------------------------------------------------------------

Total revenues                                    596,788          518,910             424,477           320,021
----------------------------------------------------------------------------------------------------------------

Costs and expenses
     Costs and expenses                           590,149          493,387             412,353           388,054
     Loss on sale of computer
         equipment                                     --           68,408             101,309            11,815
----------------------------------------------------------------------------------------------------------------

Total costs and expenses                          590,149          561,795             513,662           399,869
----------------------------------------------------------------------------------------------------------------

Net income (loss)                             $     6,639      $   (42,885)        $   (89,185)       $  (79,848)
================================================================================================================

Income (loss) per limited
     partner unit                             $      0.01      $     (0.07)        $     (0.14)       $    (0.13)
================================================================================================================

                       The cumulative gain or loss on sale of computer equipment is included in revenues or costs as appropriate.

9. Fourth Quarter      During the fourth quarter of 2001, the Partnership
   Adjustments         recorded bad debts of approximately $50,000. During the
                       fourth quarter of 2000, the Partnership recorded bad debts of approximately $104,000.

[GRAPHIC OMITTED]















COMMONWEALTH INCOME & GROWTH FUND, INC.

(An Indirect Wholly-Owned Subsidiary of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 28, 2001




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

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788



                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Income & Growth Fund, Inc.

     We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 2001. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 2001, in conformity with generally accepted accounting principles.



                                         /s/ FISHBEIN & COMPANY, P.C.
                                         -------------------------------
                                         FISHBEIN & COMPANY, P.C.


April 5, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001




                                     ASSETS

Cash                                                                $     9,732

Due from parent                                                          84,203

Investment in Partnerships                                                3,000
                                                                    -----------
                                                                    $    96,935
                                                                    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
    Due to income funds                                             $    95,835
                                                                    -----------
STOCKHOLDER'S EQUITY
    Common stock - No par value
    Authorized 1,000 shares
      Issued and outstanding 100 shares                                   1,000
    Additional paid-in capital                                        1,000,100
                                                                    -----------
                                                                      1,001,100
    Less note receivable                                             (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------

                                                                    $    96,935
                                                                    ===========

See notes to balance sheet

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                             NOTES TO BALANCE SHEET

                                FEBRUARY 28, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Nature of Business

          Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The Company, through its wholly-owned subsidiaries, primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

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

3.   RELATED PARTY TRANSACTIONS

     The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. The Company pays expenses to CCC equal to the fees collected from the Partnerships.

[GRAPHIC OMITTED]



                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



                                             TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                     1

   Balance sheets                                                     2

   Statements of operations and retained earnings                     3

   Statements of cash flows                                           4

   Notes to financial statements                                    5 - 11

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788


                          INDEPENDENT AUDITOR'S REPORT


Stockholder

Commonwealth Capital Corp.


     We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Fishbein & Company, P.C.
------------------------------------
Elkins Park, Pennsylvania
April 5, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   February 28,     February 29,
                                                       2001             2000
                                                    ----------       ----------
Cash and cash equivalents                           $  145,343       $   27,162


Receivables from Income Funds                          317,577          255,035

Other receivables                                       60,423           59,736

Minimum lease payments receivable - Net of
  unearned interest income of $1,404,050 - 2001
  and $1,725,985 - 2000                              4,130,000        4,715,000

Investment in income funds                              11,666           12,666

Office furniture and equipment - Net of
  accumulated depreciation of $115,407 - 2001
  and $112,918 - 2000                                    4,031            6,520

Deferred offering costs                                                   8,192

Other assets                                             6,127            6,890
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Accounts payable and accrued expenses            $  285,790       $   75,713
   Due to Income Funds                                                   61,255
   Nonrecourse obligations                           4,130,000        4,715,000
                                                    ----------       ----------
                                                     4,415,790        4,851,968
                                                    ==========       ==========
STOCKHOLDER'S EQUITY
   Common stock - Par value $1
     Authorized 1,000 shares
      Issued and outstanding 10 shares                      10               10
   Retained earnings                                   259,367          239,223
                                                    ----------       ----------
                                                       259,377          239,233
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========


 See notes to consolidated financial statements

                     COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                         Year Ended
                                              --------------------------------
                                              February 28,        February 29,
                                                  2001                2000
                                              ------------        ------------

INCOME
  Fee income from Income Funds                 $  928,913          $  972,246
  Commission income                                24,576              49,432
  Interest income on minimum lease
   payments receivable                            321,935             358,828
  Equity in income of Income Funds                 93,207              43,832
  Interest and miscellaneous                       92,252              21,822
                                               ----------          ----------
                                                1,460,883           1,446,160
                                               ----------          ----------

EXPENSES
  Personnel                                       587,067             669,538
  General and administrative                      429,640             534,984
  Selling                                          99,608             167,935
  Interest expense on nonrecourse
   obligations                                    321,935             358,828
  Depreciation                                      2,489               4,129
                                               ----------          ----------
                                                1,440,739           1,735,414
                                               ----------          ----------

NET INCOME (LOSS)                                  20,144            (289,254)


RETAINED EARNINGS - BEGINNING                     239,223             528,477
                                               ----------          ----------
RETAINED EARNINGS - ENDING                     $  259,367          $  239,223
                                               ==========          ==========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year Ended
                                                                      --------------------------------
                                                                      February 28,        February 29,
                                                                          2001                2000
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ 20,144            $289,254
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Equity in income of Income Funds                                     (93,207)            (43,832)
    Depreciation                                                           2,489               4,129
    Changes in operating assets and liabilities:
      Receivables from Income Funds                                      (62,542)             91,237
      Other receivables                                                     (687)              5,018
      Deferred offering costs                                             (8,192)            249,481
      Other assets                                                           763               2,152
      Accounts payable and accrued expenses                              210,077             (65,552)
                                                                        --------            --------

        Net cash provided by (used in) operating
         activities                                                       85,229             (46,621)
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distributions from Income Funds - Net cash
   provided by investing activities                                       32,952              45,239
                                                                        --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES - None


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       118,181              (1,382)


CASH AND CASH EQUIVALENTS - BEGINNING                                     27,162              28,544
                                                                        --------            --------


CASH AND CASH EQUIVALENTS - ENDING                                      $145,343            $ 27,162
                                                                        ========            ========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

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

     Certain limited partnerships/trusts have been liquidated during the years ended February 28, 2001 (four entities) and February 29, 2000 (one entity).

     The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. No fees were waived or forgiven for the years ended February 28, 2001 or February 29, 2000.

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

                                FEBRUARY 28, 2001


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

          The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2001 and February 29, 2000, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

     d.   Investment in Income Funds

          The Company accounts for its 1% interests in the Income Funds by the equity method. At February 29, 2000, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 at February 29, 2000, which was restored during the year ended February 28, 2001. Financial information of the Income Funds as of December 31, 2000 and 1999, is as follows:

                                                        December 31,
                                              ------------------------------
                                                  2000               1999
                                              -----------        -----------
               Total assets                   $11,742,000        $18,025,000
               Nonrecourse debt                 4,524,000          7,214,000
               Other liabilities                  846,000          2,216,000
               Partnership capital              6,371,000          8,595,000
               Net loss                          (921,757)        (1,692,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.   Investment in Income Funds (Continued)

          The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 2001 and February 29, 2000, and have been eliminated in consolidation.

          Fee income earned by the Company from the Income Funds consists of:
          (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

          Approximately 79% and 58% of fee income for the years ended February 28, 2001 and February 29, 2001, was from three Income Funds.

     e.   Office Furniture and Equipment

          Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

     f.   Deferred Offering Costs

          Deferred offering costs represented amounts incurred by the Company for the organization of an Income Fund. These costs were recovered from the Income Fund through fees as cash proceeds were raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 relating to an Income Fund, expired in July, 2000.

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

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h)  Income Taxes

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

3.   EASE COMMITMENTS

     GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 2001 and February 29, 2000, under these leases and certificates of participation are $4,130,000 and $4,715,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $321,935 and $358,828 for the years ended February 28, 2001 and February 29, 2000, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



3.   EASE COMMITMENTS (Continued)

     Future minimum lease payments to be received as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $  683,324
                      2003                                     684,490
                      2004                                     678,794
                      2005                                     676,097
                      2006                                     680,759
                   Thereafter                                2,130,586
                                                            ----------

                                                             5,534,050
                          amount representing interest       1,404,050
                                                            ----------
                                                            $4,130,000
                                                            ==========

     The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2006. Rent expense under all operating leases was approximately $149,000 and $155,000 for the years ended February 28, 2001 and February 29, 2000, respectively. Future minimum lease payments under noncancelable operating leases as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $   89,955
                      2003                                      78,866
                      2004                                      58,539
                      2005                                      61,620
                      2006                                      63,161
                                                            ----------
                                                            $  352,141
                                                            ==========

4.   PROFIT SHARING PLAN

     The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. Profit sharing plan contributions were $20,615 for the year ended February 28, 2001 and no contributions to the plan were made or accrued for the year ended February 29, 2000.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return.

     The Company has net operating loss carryforwards of approximately $537,000 and investment tax credit carryforwards of approximately $52,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                             Net Operating         Investment
            Year Ending February 28,             Losses            Tax Credits
            ------------------------         -------------         -----------
                      2002                     $                     $52,000
                      2019                      135,000
                      2020                      452,000
                                               --------
                                               $587,000              $52,000
                                               ========              =======

     The Company also has net operating loss carryforwards of approximately $4,325,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

            Year Ending February 28,
            ------------------------
                      2006                                  $  108,000
                      2007                                     638,000
                      2008                                     962,000
                      2009                                     899,000
                      2010                                   1,086,000
                      2011                                     632,000
                                                            ----------
                                                            $4,325,000
                                                            ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES (Continued)

     At February 28, 2001 and February 29, 2000, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Deferred tax assets:
           Other                                     $    3,000      $    4,500
           Investment tax credit carryforwards           52,000         109,000
           Net operating loss carryforwards             485,000         465,000

           Less valuation allowance                    (463,300)       (483,900)
                                                     ----------      ----------

             Deferred tax assets, net                    76,700          94,600
                                                     ----------      ----------
         Deferred tax liabilities:
           Investment in Income Funds                   (76,000)        (94,200)
           Office furniture and equipment                  (700)           (400)
                                                     ----------      ----------

         Deferred tax liabilities, net                  (76,700)        (94,600)
                                                     ----------      ----------

         Net deferred tax assets (liabilities)       $       --      $
                                                     ==========      ==========

     The valuation allowance was increased (decreased) by ($20,600) and $146,000, respectively, for the years ended February 28, 2001 and February 29, 2000.


6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Other noncash activities associated with lease transactions

                                                     Year Ended      Year Ended
                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Reduction of minimum lease receivable
          and repayment of nonrecourse obligation
          associated with direct payment made by
          lessee to bank                             $  585,000      $  545,000
                                                     ==========      ==========

     Other noncash activities associated with
      investment in income funds
        Increase (decrease) in due to
         income funds                                $  (61,255)     $   (2,127)
                                                     ==========      ==========