Form 10-Q
period 2002-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2002-05-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2002

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


                  YES  [X]                           NO   [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets


                                                                March 31     December 31,
                                                                  2002           2001
                                                              ---------------------------
                                                               (unaudited)
Assets

Cash and cash equivalents                                     $     3,178    $     1,082
Lease income receivable, net of allowance for doubtful
      accounts reserve of $299,578 as of March 31, 2002 and
      December 31, 2001                                           265,710        300,956
Other Receivables - Commonwealth Capital Corp                      16,467         17,904
Other Receivables                                                     200            200
Prepaid Fees                                                        3,000             --
                                                              ---------------------------
                                                                  288,555        320,142
                                                              ---------------------------

Computer equipment, at cost                                     3,097,575      3,312,836
Accumulated depreciation                                       (2,199,608)    (2,556,037)
                                                              ---------------------------
                                                                  897,967        756,799
                                                              ---------------------------
Equipment acquisition costs and deferred expenses, net
                                                                   38,211         31,379
                                                              ---------------------------

Total assets                                                  $ 1,224,733    $ 1,108,320
                                                              ===========================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                              $    27,435    $    30,013
Accounts payable - Other LP Affiliates
                                                                   92,236        105,886
Accounts payable - General Partner
                                                                   63,926         29,924
Unearned lease income
                                                                    3,504          3,641
Notes payable                                                     641,237        500,585

                                                              ---------------------------
Total liabilities                                                 828,338        670,049
                                                              ---------------------------
Partners' Capital

General partner
                                                                    1,000          1,000
Limited partners                                                  395,395        437,271

                                                              ---------------------------
Total partners' capital                                           396,395        438,271
                                                              ---------------------------

Total Liabilities and partners' capital                       $ 1,224,733    $ 1,108,320
                                                              ===========================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income


                                                           Three Months Ended
                                                                March 31
                                                           2002           2001
                                                         -----------------------
                                                               (unaudited)
Income
Lease                                                    $ 106,078     $ 193,399
Interest and other                                           1,997           706
Gain on sale of computer equipment                           6,041        41,750
                                                         -----------------------

Total Income                                               114,116       235,855
                                                         -----------------------

Expenses
Operating, excluding depreciation                           66,741        66,246
Equipment management fee - General Partner                   5,304         9,670
Interest                                                     8,727         1,192
Depreciation                                                71,271       131,256
Amortization of equipment
  acquisition costs and deferred expenses                    3,949         3,211

                                                         -----------------------
Total expenses                                             155,992       211,575
                                                         -----------------------

Net (loss) income                                        $ (41,876)    $  24,280
                                                         =======================


Net (loss) income per equivalent limited
  partnership unit                                       $   (0.07)    $    0.04
                                                         =======================

Weighted Average number of equivalent limited
  partnership units outstanding during the period          631,124       631,358
                                                         =======================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital

                                        For the Three Months ended March 31, 2002 (unaudited)

                                           General  Limited
                                           Partner  Partner    General     Limited
                                            Units    Units     Partner     Partner    Total
                                        ------------------------------------------------------
Partners' capital - December 31, 2001         50    631,124    $  1,000    $437,271   $438,271


  Net (loss)                                                         --     (41,876)   (41,876)
                                        ------------------------------------------------------
Partners' capital - March 31, 2002            50    631,124    $  1,000    $395,395   $396,395
                                        ------------------------------------------------------

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001

                                                                     2002         2001
                                                                  ----------------------
Operating activities                                                    (unaudited)
Net (loss) income                                                 $ (41,876)   $  24,280
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
       Depreciation and amortization                                 75,220      134,467
       (Gain) on sale of computer equipment                          (6,041)     (41,750)
      Other noncash activities included in
          determination of net income                               (62,975)     (17,756)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                35,246       61,049
              Other receivables                                          --      (28,936)
              Prepaid fees                                           (3,000)          --
         Increase (decrease) in liabilities
              Accounts payable                                       (2,578)      (2,129)
              Accounts payable, Common Capital Corp.                     --          (25)
              Accounts payable, General Partner                      34,002        2,608
              Accounts payable, affiliated limited partnerships     (13,650)     (21,150)
              Unearned lease income                                    (137)          --
                                                                  ----------------------

Net cash provided by operating activities                            14,211      110,658
                                                                  ----------------------
Investing activities:
Capital Expenditures                                                (15,000)     (37,847)
Net proceeds from the sale of computer equipment                     12,229       41,750
Equipment acquisition fees paid to General Partner                   (8,745)      (2,253)
                                                                  ----------------------
Net cash (used in) provided by investing activities                 (11,516)       1,650
                                                                  ----------------------

Financing activities:
Distributions to partners                                                --     (157,745)
Other Receivables - Commonwealth Capital Corp                         1,437           --
Debt Placement fee paid to the General Partner                       (2,036)          --
                                                                  ----------------------

Net cash (used in) financing activities                                (599)    (157,745)
                                                                  ----------------------

Net increase (decrease) in cash and equivalents                       2,096      (45,437)
Cash and cash equivalents, beginning of period                        1,082       64,577
                                                                  ----------------------

Cash and cash equivalents, end of period                          $   3,178    $  19,140
                                                                  ======================


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

2.         Summary of               Basis of Presentation
           Significant
           Accounting               The financial information presented as of
           Policies                 any date other than December 31 has been
                                    prepared from the books and records without audit. Financial information as of December
                                    31 has been derived from the audited
                                    financial statements of Commonwealth Income
                                    & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                                    December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                                    Revenue Recognition

                                    Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                    Long-Lived Assets

                                    The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2002, there is no impairment.

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

                                    Cash and Cash Equivalents

                                    The Company considers all highly liquid
                                    investments with a maturity of three months or less to be cash equivalents. At March 31, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                    Net Income (Loss) Per Equivalent Limited
                                    Partnership Unit

                                    The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

3.         Computer                 The Partnership is the lessor of equipment
           Equipment                under operating leases with periods ranging
                                    from 14 to 37 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                    The Partnership's share of the computer
                                    equipment in which they participate at March
                                    31, 2002 and December 31, 2001 was
                                    approximately $519,000 and $469,000,
                                    respectively, which is included in the
                                    Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $392,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,575,000 and $2,488,000, respectively.

                                    The following is a schedule of future
                                    minimum rentals on noncancellable operating leases at March 31, 2002:

                                                                          Amount
                                 -----------------------------------------------

                                 Nine months ended December 31, 2002   $280,000
                                 Year ended December 31, 2003           347,000
                                 Year ended December 31, 2004           158,000
                                                                       --------
                                                                       $785,000
                                                                       ========

4.         Related Party            Other Receivables
           Transactions
                                    For the period ended March 31, 2002, the Partnership has a receivable from
                                    Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $16,000. CCC, thru its indirect subsidiaries, including the General
                                    Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership.

                                    Notes payable consisted of the following:


5.         Notes Payable

                                                         March 31   December 31
                         ------------------------------------------------------
                                                           2002        2001


                         Installment notes payable to
                         Banks, interest ranging from
                         7.03% to 9.50%; due in monthly
                         installments ranging from $182
                         to $2,069, including interest
                         through December,
                         2003                             $104,281   $190,975

                         Installment notes payable to
                         Banks, interest ranging from
                         7.00% to 9.25%; due in monthly
                         installments ranging from $138
                         to $7,720, including interest
                         through December, 2004            536,956    309,610
                                                          -------------------
                                                          $641,237   $500,585
                                                          ===================

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2002 are as follows:

                                                                          Amount
                              --------------------------------------------------
                              Nine months ended December 31, 2002      $213,150
                              Year ended December 31, 2003              284,346
                              Year ended December 31, 2004              143,741
                                                                       --------
                                                                       $641,237
                                                                       ========

6.         Supplemental             Other noncash activities included in the
           Cash Flow                determination of net income are as follows:
           Information


Three months ended March 31,                            2002              2001
--------------------------------------------------------------------------------

Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal
   by lessee to bank                                  $62,975           $17,756

                                    No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                    Noncash investing and financing activities include the following:

Three months ended March 31,                               2002           2001
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
      of computer equipment                              $203,627       $ 15,427
--------------------------------------------------------------------------------


7.         Litigation               The Partnership, thru Commonwealth Capital
                                    Corp, has initiated a lawsuit against a
                                    customer for the non-return of leased
                                    equipment. Management believes that the
                                    Partnership will prevail in this matter; the outcome of this uncertainty will not have a material adverse impact to the financial statements of the Partnership.



Item 2: Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2002 and 2001 were cash from operations of $14,000 and $111,000, respectively and proceeds from the sale of equipment of $13,000 and $42,000 respectively. The primary uses of cash for the three months ended March 31, 2002 and 2001, were for capital expenditures for new equipment totaling $15,000 and $38,000 respectively, and the payment of preferred distributions to partners of $158,000, for the three months ended March 31, 2001. No distributions were made in the three month period ended March 31, 2002.

For the three month period ended March 31, 2002, the Partnership generated cash flows from operating activities of $14,000, which includes a net gain from the sale of computer equipment of $6,000, and depreciation and amortization expenses of $75,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $63,000.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $111,000, which includes a net gain from the sale of computer of $42,000, and depreciation and amortization expenses of $134,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $18,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $280,000 for the balance of the year ending December 31, 2002 and $505,000 thereafter. At March 31, 2002, outstanding debt was $641,000, with interest rates ranging from 7.00% to 9.50%, payable through December 2004.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership's share of the computer equipment in which they participate at March 31, 2002 and December 31, 2001 was approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $392,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was $2,575,000 and $2,488,000, respectively.

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

 For the quarter ended March 31, 2002, the Partnership recognized income of $114,000 and expenses of $156,000, resulting in a net loss of $42,000. For the quarter ended March 31, 2001, the Partnership recognized income of $236,000 and expenses of $212,000, resulting in net income of $24,000.

Lease income decreased by 45% to $106,000 for the quarter ended March 31, 2002, from $193,000 for the quarter ended March 31, 2001, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended March 31, 2001, and that the partnership has stopped recording revenue on its Wang lease arrangement.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense was approximately $67,000 for the quarter ended March 31, 2002, from $66,000 for the quarter ended March 31, 2001. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $11,000, a decrease in recruiting fees of approximately $3,000, and a decrease in insurance of approximately $7,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 45% to approximately $5,000 for the quarter ended March 31, 2002, from $10,000 for the quarter ended March 31, 2001, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 44% to approximately $75,000 for the quarter ended March 31, 2002, from $134,000 for the quarter ended March 31, 2001 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with a net book value of $6,000 for the quarter ended March 31, 2002, for a net gain of $6,000. The Partnership sold computer equipment with no net book value for the quarter ended March 31, 2001, for a net gain of $42,000.

Interest expense increased to $9,000 for the quarter ended March 31, 2002 from $1,000 for the quarter ended March 31, 2001, primarily due to the increase in equipment purchased that carry an outstanding debt.

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

                                   COMMONWEALTH INCOME & GROWTH
                                   FUND I
                                   BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                   General Partner



                                   By:
------------------------              ---------------------------------
Date                               George S. Springsteen
                                   President