Form 10-Q
period 2002-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2002-08-19
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                           YES  [X]              NO   [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets

                                                              June 30            December 31,
                                                               2002                  2001
                                                          ----------------------------------------
                                                            (unaudited)
Assets

Cash and cash equivalents                                      $       5               $     1,082
Lease income receivable, net of allowance for doubtful
     accounts reserve of $299,578 as of June 30, 2002 and
     December 31, 2001.                                           276,824                  300,956
Other receivables - Commonwealth Capital Corp                           -                   17,904
Other receivables                                                     200                      200
Prepaid fees                                                        3,000                        -
                                                          ----------------------------------------
                                                                  280,029                  320,142
                                                          ----------------------------------------


Computer equipment, at cost                                     2,727,893                3,312,836
Accumulated depreciation                                       (1,892,565)              (2,556,037)
                                                          ----------------------------------------
                                                                  835,328                  756,799
                                                          ----------------------------------------

Equipment acquisition costs and deferred expenses, net             34,175                   31,379
                                                          ----------------------------------------


Total assets                                                   $1,149,532               $1,108,320
                                                          ========================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                                   21,564                   30,013
Accounts payable - Other LP Affiliates                            104,611                  105,886
Accounts payable - General Partner                                 56,584                   29,924
Accounts payable - Commonwealth Capital Corp                       28,193                        -
Unearned lease income                                              14,110                    3,641
Notes payable                                                     571,564                  500,585
                                                          ----------------------------------------
Total liabilities                                                 796,626                  670,049
                                                          ----------------------------------------
Partners' Capital

General partner                                                     1,000                    1,000
Limited partners                                                  351,906                  437,271
                                                          ----------------------------------------
Total partners' capital                                           352,906                  438,271
                                                          ----------------------------------------

Total Liabilities and partners' capital                        $1,149,532               $1,108,320
                                                          ========================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income

                                                          Three Months Ended                   Six Months Ended
                                                               June 30                             June 30
                                                        2002             2001               2002              2001
                                                   ---------------------------------  -----------------------------------
                                                             (unaudited)                         (unaudited)
Income
Lease                                               $ 109,886      $  189,672            $ 215,964         $ 383,071
Interest and other                                        576             828                2,573             1,534
Gain on sale of computer equipment                     11,685          26,658               17,726            68,408
                                                    ---------      ----------            ---------         ---------

Total Income                                          122,147         217,158              236,263           453,013
                                                    ---------      ----------            ---------         ---------

Expenses
Operating, excluding depreciation                      70,069          37,731              136,810           103,977
Equipment management fee - General Partner              5,494           9,409               10,798            19,079
Interest                                               11,690           1,744               20,417             2,936
Depreciation                                           72,639         113,475              143,910           244,731
Amortization of equipment
  acquisition costs and deferred expenses               4,436           3,180                8,385             6,391
Bad debt expense                                        1,308               -                1,308                 -

                                                    ---------      ----------            ---------         ---------
Total expenses                                        165,636         165,539              321,628           377,114
                                                    ---------      ----------            ---------         ---------

Net (loss) income                                   $ (43,489)     $   51,619            $ (85,365)        $  75,899
                                                    =========      ==========            =========         =========

Net (loss) income  per equivalent limited
  partnership unit                                  $   (0.07)     $     0.08            $   (0.14)        $    0.12
                                                    =========      ==========            =========         =========

Weighted Average number of equivalent limited
  partnership units outstanding during the period     631,124         631,124              631,124           631,124
                                                    =========      ==========            =========         =========





                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital

                                                            For the Six Months ended June 30, 2002 (unaudited)

                                                   General     Limited
                                                  Partner      Partner     General       Limited
                                                   Units        Units      Partner       Partner             Total
                                                ----------------------------------------------------------------------------

Partners' capital - December 31, 2001                50        631,124     $ 1,000      $ 437,271          $ 438,271

  Net (loss)                                                                  -           (85,365)           (85,365)
                                                ----------------------------------------------------------------------------
Partners' capital - June 30, 2002                    50        631,124     $ 1,000      $ 351,906          $ 352,906
                                                ============================================================================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2002 and 2001

                                                                                June 30,
                                                                         2002             2001
                                                                      ----------       ---------
                                                                               (unaudited)
Operating activities
Net (loss) income                                                     $  (85,365)      $  75,899
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
       Depreciation and amortization                                     152,295         251,122
       (Gain) on sale of computer equipment                              (17,726)        (68,408)
       Other noncash activities included in
          determination of net income                                   (132,648)        (40,352)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                     24,132         (10,198)
              Accounts receivable, Common Capital Corp.                   17,904          (8,950)
              Prepaid fees                                                (3,000)              -
         Increase (decrease) in liabilities
              Accounts payable                                            (8,449)        154,046
              Accounts payable, Common Capital Corp.                      28,193             (25)
              Accounts payable, affiliated limited
               partnerships                                               (1,275)        (20,242)
              Accounts payable, General Partner                           26,660          31,970
              Unearned lease income                                       10,469               -
                                                                      ----------       ---------

Net cash provided by operating activities                                 11,190         364,862
                                                                      ----------       ---------
Investing activities:


Capital Expenditures                                                     (25,000)        (79,579)
Net proceeds from the sale of computer equipment                          23,914          70,523
Equipment acquisition fees paid to General Partner                        (9,145)         (5,777)
                                                                      ----------       ---------

Net cash (used in) investing activities                                  (10,231)        (14,833)
                                                                      ----------       ---------
Financing activities:
Distributions to partners                                                      -        (315,490)
Debt Placement fee paid to the General Partner                            (2,036)           (648)
                                                                      ----------       ---------

Net cash (used in) financing activities                                   (2,036)       (316,138)
                                                                      ----------       ---------

Net (decrease) increase in cash and equivalents                           (1,077)         33,891
Cash and cash equivalents, beginning of period                             1,082          64,577
                                                                      ----------       ---------

Cash and cash equivalents, end of period                              $        5       $  98,468
                                                                      ==========       =========

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

2. Summary of              Basis of Presentation
   Significant
   Accounting              The financial information presented as of any date
   Policies                other than December 31 has been prepared from the
                           books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                           Revenue Recognition

                           Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                           Long-Lived Assets

                           The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2002, there is no impairment.

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

                           Cash and Cash Equivalents

                           The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

                           Offering Costs

                           Offering costs were payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions were 7% of the partners' contributed capital and dealer manager fees were 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                           Net Income (Loss) Per Equivalent Limited Partnership Unit

                           The net income (loss) per equivalent limited partnership unit is computed based upon net income
                           (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

3. Computer                The Partnership is the lessor of equipment under
   Equipment               operating leases with periods ranging from 14 to 48
                           months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                           The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The
                           Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $353,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,021,000 and $2,338,000, respectively.

                           The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2002:

                                                                                Amount
                           ------------------------------------------------------------

                            Six months ended December 31, 2002             $   185,000
                            Year ended December 31, 2003                       341,000
                            Year ended December 31, 2004                       165,000
                            Year ended December 31, 2005                         7,000
                            Year ended December 31, 2006                         3,000
                                                                           ------------
                                                                           $   701,000
                                                                           ============

4. Notes Payable          Notes payable consisted of the following:

                                                                                       June 30          December 31
                                                                                          2002                 2001
                                    --------------------------------------------------------------------------------

                                    Installment notes payable to Banks, interest
                                    ranging from 7.50% to 9.50%; due in monthly
                                    installments ranging from $182 to $1,320,
                                    including interest, with final payments due
                                    from January through December 2003.            $    40,036          $   12,584

                                    Installment notes payable to Banks, interest
                                    ranging from 6.25% to 9.25%; due in monthly
                                    installments ranging from $138 to $7,720,
                                    including interest, with final payments due
                                    from January through December 2004.                531,528              488,001
                                                                                    ----------           ----------
                                                                                    $  571,564           $  500,585
                                                                                    ==========           ==========

                           These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2002 are as follows:

                                                                                 Amount
                            --------------------------------------------------------------
                                Six months ended December 31, 2002          $     143,477
                                Year ended December 31, 2003                      284,346
                                Year ended December 31, 2004                      143,741
                                                                             ------------
                                                                             $    571,564
                                                                             ============

5. Supplemental            Other noncash activities included in the
   Cash Flow               determination of net income are as follows:
   Information

Six months ended June 30,                                             2002               2001
----------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                     $  132,648          $   40,352

                           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                           Noncash investing and financing activities include the following:

Six months ended June 30,                                             2002               2001
----------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                      $  203,627         $   15,427
==============================================================================================

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

REVENUE RECOGNITION

Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary source of capital for the six months ended June 30, 2002 was net proceeds received from the sale of equipment of approximately $24,000. The primary source of capital for the six months ended June 30, 2001 was cash from operations of approximately $365,000. Net proceeds received from sale of equipment for the six months ended June 30, 2001 was approximately $71,000. The primary use of cash for the six months ended June 30, 2002 and 2001 was for capital expenditures of new equipment of approximately $25,000 and $80,000, respectively. There were payments of preferred distributions to partners of approximately $315,000 for the six months ended June 30, 2001. There were no payments of preferred distributions to partners for the six months ended June 30, 2002.

For the six month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $11,000, which includes a net gain from the sale of computer equipment of $18,000, and depreciation and amortization expenses of $152,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $133,000.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $365,000, which includes a net gain from the sale of computer of $68,000, and depreciation and amortization expenses of $251,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $40,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $185,000 for the balance of the year ending December 31, 2002 and $516,000 thereafter. At June 30, 2002, outstanding debt was $572,000, with interest rates ranging from 6.25% to 9.50%, payable through December 2004.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $353,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,021,000 and $2,338,000, respectively.

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

For the quarter ended June 30, 2002, the Partnership recognized income of $122,000 and expenses of $165,000, resulting in a net loss of $43,000. For the quarter ended June 30, 2001, the Partnership recognized income of $217,000 and expenses of $165,000, resulting in net income of $52,000.

Lease income decreased by 42% to $109,000 for the quarter ended June 30, 2002, from $190,000 for the quarter ended June 30, 2001, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended June 30, 2001, and that the partnership has stopped recording revenue on its Gtronics lease arrangement, due to the fact that the defendant has returned some equipment, but not the proper equipment as stated in the master lease agreement.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 86%, to approximately $70,000 for the quarter ended June 30, 2002, from $38,000 for the quarter ended June 30, 2001. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $11,000, an increase in recruiting fees of approximately $3,000, an increase in insurance of approximately $5,000, an increase in due diligence of approximately $5,000, and an increase in outside office services of approximately $3,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 42% to approximately $5,000 for the quarter ended June 30, 2002, from $9,000 for the quarter ended June 30, 2001, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 34% to approximately $77,000 for the quarter ended June 30, 2002, from $117,000 for the quarter ended June 30, 2001 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with no net book value for the quarter ended June 30, 2002, for a net gain of $12,000. The Partnership sold computer equipment with a net book value of approximately $2,000 for the quarter ended June 30, 2001, for a net gain of $27,000.

Interest expense increased to $12,000 for the quarter ended June 30, 2002 from $2,000 for the quarter ended June 30, 2001; primarily due to the increase in equipment purchased that carry an outstanding debt.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

For the six months ended June 30, 2002, the Partnership recognized income of $236,000 and expenses of $321,000, resulting in a net loss of $85,000. For the six months ended June 30, 2001, the Partnership recognized income of $453,000 and expenses of $377,000, resulting in net income of $76,000.

Lease income decreased by 44% to $216,000 for the six months ended June 30, 2002, from $383,000 for the six months ended June 30, 2001, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the six months ended June 30, 2001, and that the partnership has stopped recording revenue on its Gtronics lease arrangement, due to the fact that the defendant has returned some equipment, but not the proper equipment as stated in the master lease agreement.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 32 %, to approximately $137,000 for the six months ended June 30, 2002, from $104,000 for the six months ended June 30, 2001. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $22,000, an increase in marketing of approximately $5,000, and an increase in due diligence of approximately $5,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 43% to approximately $11,000 for the six months ended June 30, 2002, from $19,000 for the six months ended June 30, 2001, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 39% to approximately $152,000 for the six months ended June 30, 2002, from $251,000 for the six months ended June 30, 2001 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with a net book value of $6,000 for the six months ended June 30, 2002, for a net gain of $18,000. The Partnership sold computer equipment with a net book value of $2,000 for the six months ended June 30, 2001, for a net gain of $68,000.

Interest expense increased to $20,000 for the six months ended June 30, 2002 from $3,000 for the six months ended June 30, 2001, primarily due to the increase in equipment purchased that carry an outstanding debt.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 145

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4,44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). FASB No. 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated and, if material, be classified as an extraordinary item, net of related income tax. Effective January 1, 2003, pursuant to SFAS 145, the treatment of debt is to be included in "Other Income" in the Financial Statements. SFAS 145 has no affect on our financial statements at this time.

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

                           Inapplicable

         Item 5.           Other Information.

                           Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K.

                           a) Exhibits:
                              1. SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
---------------------------

George S. Springsteen
Chief Executive Officer
August 19, 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvatore R. Barila, Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Salvatore R. Barila
----------------------------

Salvatore R. Barila
Controller
August 19, 2002

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

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND I
                                            BY: COMMONWEALTH INCOME &
                                            GROWTH FUND, INC. General Partner



August 19, 2002                             By: /s/ George S. Springsteen
------------------                          -----------------------------
Date                                        George S. Springsteen
                                            President