Form 10-Q
period 2002-03-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2002-11-27
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                           YES  [X]         NO   [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets


                                                                     September 30             December 31,
                                                                         2002                    2001
                                                           ------------------------------------------------
                                                                     (unaudited)
Assets

Cash and cash equivalents                                             $          860           $     1,082
Lease income receivable, net of allowance for doubtful
     accounts reserve of $306,871 as of September 30, 2002
       and $299,578 as of December 31, 2001                                  256,786               300,956
Other receivables - Commonwealth Capital Corp                                      -                17,904
Other receivables                                                                200                   200
Prepaid fees                                                                   3,000                     -
                                                           ------------------------------------------------
                                                                             260,846               320,142
                                                           ------------------------------------------------


Computer equipment, at cost                                                2,727,893             3,312,836
Accumulated depreciation                                                  (1,965,620)           (2,556,037)
                                                           ------------------------------------------------
                                                                             762,273               756,799
                                                           ------------------------------------------------

Equipment acquisition costs and deferred expenses, net                        29,717                31,379
                                                           ------------------------------------------------

Total assets                                                        $      1,052,836         $   1,108,320
                                                           ================================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                                              22,206                30,013
Accounts payable - Other LP Affiliates                                       107,132               105,886
Accounts payable - General Partner                                           114,344                29,924
Accounts payable - Commonwealth Capital Corp.                                 22,000                     -
Unearned lease income                                                         56,009                 3,641
Notes payable                                                                475,321               500,585
                                                           ------------------------------------------------
Total liabilities                                                            797,012               670,049
                                                           ------------------------------------------------

Partners' Capital

General partner                                                                1,000                 1,000
Limited partners                                                             254,321               437,271
                                                           ------------------------------------------------
Total partners' capital                                                      255,824               438,271
                                                           ------------------------------------------------

Total liabilities and partners' capital                             $      1,052,836         $   1,108,320
                                                           ================================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                              Statements of Income


                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                           September 30
                                                                  2002               2001                2002               2001
                                                           -------------------------------------------------------------------------
                                                                         (unaudited)                             (unaudited)
Income
Lease                                                          $   96,821         $  278,635          $  312,785        $  661,706
Interest and other                                                      -                 30               2,573             1,564
Gain on sale of computer equipment                                      -            104,929              17,726           173,337
                                                           ----------------- ----------------  ------------------ -----------------

Total income                                                       96,821            383,594             333,084           836,607
                                                           ----------------- ----------------  ------------------ -----------------

Expenses
Operating, excluding depreciation                                  85,773             43,252             222,583           147,229
Equipment management fee - General Partner                          4,841             13,928              15,639            33,007
Interest                                                            9,812              4,321              30,229             7,257
Depreciation                                                       73,055            100,272             216,965           345,003
Amortization of equipment
  acquisition costs and deferred expenses                           4,458              2,571              12,843             8,962
Bad debt expense                                                   15,964             49,915              17,272            49,915
                                                           ----------------- ----------------  ------------------ -----------------
Total expenses                                                    193,903            214,259             515,531           591,373
                                                           ----------------- ----------------  ------------------ -----------------

Net (loss) income                                             $  (97,082)         $  169,335        $   (182,447)       $  245,234
                                                           ================= ================  ================== =================

Net (loss) income per equivalent limited
  partnership unit                                            $    (0.15)         $     0.27         $     (0.29)        $    0.39
                                                           ================= ================  ================== =================

Weighted average number of equivalent limited
  partnership units outstanding during the period                631,124             631,124             631,124           631,124
                                                           ================= ================  ================== =================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital

                                                               For the Nine Months ended September 30, 2002
                                                                                (unaudited)

                                                   General     Limited
                                                  Partner      Partner     General       Limited
                                                   Units        Units      Partner       Partner                 Total
                                                ----------------------------------------------------------------------------
Partners' capital - December 31, 2001                50        631,124    $ 1,000        $ 437,271             $ 438,271
                                                ----------------------------------------------------------------------------

  Net (loss)                                                                    -         (182,447)             (182,447)
                                                ----------------------------------------------------------------------------
Partners' capital - September 30, 2002               50        631,124    $ 1,000        $ 254,824             $ 255,824
                                                ============================================================================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2002 and 2001


                                                                          2002           2001
                                                         ----------------------------------------
                                                                              (unaudited)
Operating activities
Net (loss) income                                                  $    (182,447)      $ 245,234
Adjustments to reconcile net income (loss)  to net cash
   provided by operating activities
       Depreciation and amortization                                      229,808        353,965
       (Gain) on sale of computer equipment                              (17,726)      (173,337)
      Other noncash activities included in
          determination of net (loss) income                            (228,891)       (91,403)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                      44,170       (47,219)
              Prepaid items                                               (3,000)              -
         Increase (decrease) in liabilities
              Accounts payable                                            (7,807)        (4,376)
              Accounts payable, Common Capital Corp.                       39,904       (90,327)
              Accounts payable, affiliated limited partnerships             1,246       (15,480)
              Accounts payable, General Partner                            84,420          6,820
              Unearned lease income                                        52,368          8,200
                                                         ----------------------------------------

Net cash provided by operating activities                                  12,045        192,077
                                                         ----------------------------------------

Investing activities:

Capital expenditures                                                     (25,000)       (95,097)
Net proceeds from the sale of computer equipment                           23,914        183,163
Equipment acquisition fees paid to General Partner                        (9,145)       (10,372)
                                                         ----------------------------------------


Net cash (used in) provided by investing activities                      (10,231)         77,694
                                                         ----------------------------------------
Financing activities:
Distributions to partners                                                       -      (315,490)
Debt Placement fee paid to the General Partner                            (2,036)        (1,642)
                                                         ----------------------------------------

Net cash (used in)  financing activities                                  (2,036)      (317,132)
                                                         ----------------------------------------

Net (decrease) in cash and equivalents                                      (222)       (47,361)
Cash and cash equivalents, beginning of period                              1,082         64,577
                                                         ----------------------------------------
Cash and cash equivalents, end of period                             $        860      $  17,216
                                                         ========================================

                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1. Business        Commonwealth Income & Growth Fund I (the "Partnership") is a
                   limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                   corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.
                   Commonwealth Capital Corp. is a member of the Investment
                   Program Association (IPA), Financial Planning Association
                   (FPA), and the Equipment Leasing Association (ELA). The
                   Partnership's General Partner is Commonwealth Income & Growth
                   Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2004.

2. Summary of      Basis of Presentation
   Significant
   Accounting      The financial information presented as of any date other than
   Policies        December 31 has been prepared from the books and records
                   without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                   Revenue Recognition

                   Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                   Long-Lived Assets

                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2002, there is no impairment.

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

                   Reimbursable Expenses

                   Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

3. Computer        The Partnership is the lessor of equipment under operating
   Equipment       leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                   The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $313,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,806,000 and $2,338,000, respectively.

                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2002:

                                                                    Amount
                   --------------------------------------------------------

                     Three months ended December 31, 2002      $     87,000
                     Year ended December 31, 2003                   332,000
                     Year ended December 31, 2004                   172,000
                     Year ended December 31, 2005                    17,000
                     Year ended December 31, 2006                     8,000
                                                               ------------
                                                               $    616,000
                                                               ============


4. Notes Payable

                   Notes payable consisted of the following:


                                                                   September 30          December 31
                                                                           2002                 2001
                  ----------------------------------------------------------------------------------
                    Installment notes payable to Banks, interest
                    ranging from 7.50% to 9.50%; due in monthly
                    installments ranging from $182 to $1,320,
                    including interest, with final payments due
                    from January
                    through December 2003.                          $    30,618          $   12,584

                    Installment notes payable to Banks, interest ranging from 6.25% to 9.25%; due in monthly installments ranging from $138 to $7,720, including interest, with final payments due from January through December 2004.





                                                                        444,703             488,001
                                                                    --------------------------------
                                                                    $   475,321$            500,585
                                                                    ================================


                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2002 are as follows:

                                                                       Amount
                  --------------------------------------------------------------
                   Three months ended December 31, 2002           $    68,177
                   Year ended December 31, 2003                       266,505
                   Year ended December 31, 2004                       140,639
                                                                  -----------
                                                                  $   475,321
                                                                  ===========

5. Supplemental    Other noncash activities included in the determination of net
   Cash Flow       income are as follows:
   Information



Nine months ended September 30,                                       2002               2001
----------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $        228,891          $  89,839

Lease income paid to original lessor in lieu
of cash payment for computer equipment
acquired                                                  $              -          $   1,564



                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                   Noncash investing and financing activities include the following:

Nine months ended September 30,                           2002            2001
-------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                           $ 203,627       $ 164,215
-------------------------------------------------------------------------------



6. Litigation      The Partnership, thru Commonwealth Capital Corp, has
                   initiated a lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter; the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership.

                   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary source of capital for the nine months ended September 30, 2002 was cash from operations of approximately $12,000. Net proceeds received from the sale of equipment for the nine months ended September 30, 2002, was approximately $24,000. The primary source of capital for the nine months ended September 30, 2001 was cash from operations of approximately $192,000. Net proceeds received from sale of equipment for the nine months ended September 30, 2001 was approximately $183,000. The primary use of cash for the nine months ended September 30, 2002 and 2001 was for capital expenditures of new equipment of approximately $25,000 and $95,000, respectively. There were payments of preferred distributions to partners of approximately $315,000 for the nine months ended September 30, 2001. There were no payments of preferred distributions to partners for the nine months ended September 30, 2002.

For the nine-month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $12,000, which includes a net gain from the sale of computer equipment of $18,000, and depreciation and amortization expenses of $230,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $229,000.

For the nine-month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $192,000, which includes a net gain from the sale of computer of $173,000, and depreciation and amortization expenses of $354,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $91,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $87,000 for the balance of the year ending December 31, 2002 and $529,000 thereafter. At September 30, 2002, outstanding debt was $475,000, with interest rates ranging from 6.25% to 9.50%, payable through December 2004.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $313,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,806,000 and $2,338,000, respectively.


Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

For the quarter ended September 30, 2002, the Partnership recognized income of $97,000 and expenses of $194,000, resulting in a net loss of $97,000. For the quarter ended September 30, 2001, the Partnership recognized income of $383,000 and expenses of $214,000, resulting in net income of $169,000.

Lease income decreased by 65% to $97,000 for the quarter ended September 30, 2002, from $279,000 for the quarter ended September 30, 2001, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended September 30, 2001, and that the partnership has stopped recording revenue on its Gtronics lease arrangement, due to the fact that the defendant (see Legal Proceedings in Part II, Item 1) has returned some equipment, but not the proper equipment as stated in the master lease agreement.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 98%, to approximately $86,000 for the quarter ended September 30, 2002, from $43,000 for the quarter ended September 30, 2001. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $39,000, an increase in recruiting fees of approximately $2,000, an increase in insurance of approximately $2,000, an increase in due diligence of approximately $2,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 65% to approximately $5,000 for the quarter ended September 30, 2002, from $14,000 for the quarter ended September 30, 2001, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 25% to approximately $78,000 for the quarter ended September 30, 2002, from $103,000 for the quarter ended September 30, 2001 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The partnership recorded bad debt expenses of approximately $16,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002, compared to $50,000 for the quarter ended September 30, 2001.

The Partnership sold no computer equipment for the quarter ended September 30, 2002. The Partnership sold computer equipment with a net book value of approximately $8,000 for the quarter ended September 30, 2001, for a net gain of $105,000.

Interest expense increased 127% to $10,000 for the quarter ended September 30, 2002 from $4,000 for the quarter ended September 30, 2001; primarily due to the increase in equipment purchased that carry an outstanding debt.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, the Partnership recognized income of $333,000 and expenses of $515,000, resulting in a net loss of $182,000. For the nine months ended September 30, 2001, the Partnership recognized income of $836,000 and expenses of $591,000, resulting in net income of $245,000.

Lease income decreased by 53% to $313,000 for the nine months ended September 30, 2002, from $662,000 for the nine months ended September 30, 2001, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the nine months ended September 30, 2001, and that the partnership has stopped recording revenue on its Gtronics lease arrangement, due to the fact that the defendant (see Legal Proceedings in Part II, Item 1) has returned some equipment, but not the proper equipment as stated in the master lease agreement.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 51%, to approximately $223,000 for the nine months ended September 30, 2002, from $147,000 for the nine months ended September 30, 2001. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $62,000, an increase in marketing of approximately $5,000, an increase in recruiting fees of approximately $7,000, and an increase in due diligence of approximately $7,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 53% to approximately $16,000 for the nine months ended September 30, 2002, from $33,000 for the nine months ended September 30, 2001, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 35% to approximately $230,000 for the nine months ended September 30, 2002, from $354,000 for the nine months ended September 30, 2001 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The partnership recorded bad debt expenses of approximately $17,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002, compared to $50,000 for the nine months ended September 30, 2001.

The Partnership sold computer equipment with a net book value of $6,000 for the nine months ended September 30, 2002, for a net gain of $18,000. The Partnership sold computer equipment with a net book value of $10,000 for the nine months ended September 30, 2001, for a net gain of $173,000.

Interest expense increased to $30,000 for the nine months ended September 30, 2002 from $7,000 for the nine months ended September 30, 2001, primarily due to the increase in equipment purchased that carry an outstanding debt.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 146

On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred an a Restructuring)" and No. 88-10, Costs Associated with Lease Modification or Termination." Statement 146 fundamentally changed how a company should account for future "restructurings." The Partnership believes that the adoption of SFAS 146 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer of the Partnership have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.


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

                 a) Exhibits:
                 99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
--------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

                 99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kimberly A. Springsteen
----------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002

                 b) Report on Form 8-K: None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMMONWEALTH INCOME & GROWTH FUND I
                                     BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                     General Partner

November 27, 2002                    By: /s/  George S. Springsteen
Date                                     --------------------------------------
                                         George S. Springsteen
                                         President

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George S. Springsteen
--------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kimberly A. Springsteen
-----------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002