Form 10-K
period 2002-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2003-03-31
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are incorporated by reference as Exhibits in Part IV of this Report.

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

PRINCIPAL INVESTMENT OBJECTIVES

         The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases, Direct Financing Leases and Conditional Sales Contracts.

         The Partnership's principal investment objectives are to;

         (a) acquire, lease and sell Equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

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

         As of December 31, 2002, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2002, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2002, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 32 different companies located throughout the United States. The allocations are as follows:

                       Equipment Type                         Approximate %
                   ---------------------------              ------------------
                        Workstations                              58%

                       Tape Libraries                             16%

                      Escon Directors                              9%

                      Tape Subsystems                              6%

                      Optical Storage                              6%

                     High-End Printers                             2%

                          Routers                                  2%

                      Low-End Printers                             1%
                   -----------------------                 ----------------

                           Total                                 100%
                   =======================                 ================

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2002, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2002, we have entered into one Capital Lease.

         In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease, Capital Lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating, Capital Lease or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

         An Operating Lease generally represents a greater risk to the Partnership than a Capital Lease or Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Capital Lease or Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Capital Lease or Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Capital Lease or Full Payout Net Lease.

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2002, all leases that have been entered into are "triple net leases".

         The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2002, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2002, the aggregate nonrecourse debt outstanding of $445,000 was 16.7% of the aggregate cost of the Equipment owned.

         The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2002, the Partnership has not exercised this option.

         To date, the General Partner has caused the Partnership to borrow funds at fixed interest rates and plans to continue borrowing additional funds on the same basis, to the fullest extent practicable. The Partnership may, from time to time, borrow funds at rates, which vary with the "prime" or "base" rate, however, in such a case, if lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2002, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2002, the Partnership has refinanced one of its notes payable with a lessee. The note payable, originally set to expire in February, 2004, had a balance of approximately $31,000 at the time of the refinancing. The Partnership received cash of approximately $11,000, net of refinancing fees of approximately $1,000. The new note payable, which was approximately $43,000 at the time of the refinancing, expires in June 2006. Simultaneous, with the refinancing, the Partnership entered into a Direct Financing Capital Lease with the lessee for this Equipment.

         Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

         The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2006. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2006, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

         Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment. Subject to the General Partner's discretion the Partnership may extend beyond December 31, 2006, if deemed beneficial to the Partnership.

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

COMPETITION

         The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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

Investments

         The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below are the Partnership's participation of the total amounts, based on CCC's allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

         As of March 26, 2003, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

             LESSEE                    MFG       EQUIPMENT DESCRIPTION    LIST PRICE     PURCHASE     MONTHLY    LEASE
                                                                                           PRICE       RENTAL    TERM
Xerox Corp.                            SUN          (32) Workstation    $   440,800    $  277,705    $    286     39
Xerox Corp.                            SUN            (4)SPARC2000          590,840       305,875       1,019     39
Fingerhut Corp.                       SIEMEN            2240-004            722,000       459,592       8,558     48
Chrysler Corp.                         STK            (2) 4490-M30          686,158       490,110      12,001     48
GE Industrial & Power Systems           HP            HP9000/J200           202,680       157,635       4,115     36
Wang Laboratories Inc.                 PYR              NILE 150            937,290       589,287      16,639     36
Chrysler Corp.                         IBM              3745-31A            242,244       184,383       4,203     48
Sprint Communications Co.              STK            (9)9490-M32         1,335,897       703,968      15,501     36
Honda R&D                              SGI              4XR10000            400,220       298,094       7,683     36
Sprint Communications Co.              IBM            (2) 3995-133          421,500       286,536      10,166     24
Equitable Life Assurance Co.           LEX             (80) N240            571,351       497,477      11,501     36
Chrysler Corp.                         STK        Tape Lib/Redwd/Timbl    1,693,479       997,891      22,520     36
Equitable Life Assurance Co.           LEX             (16)OPTRA             74,458        94,098       2,615     36
Kaiser                                 IBM         3745-611A/3746-900     2,149,234     1,191,555      29,786     36
Litton                                 SUN              (1)E3000            251,967       148,492       3,771     36
Sprint Communications Co.              SUN             (2)ES5000            371,640       231,551       7,199     30
Computer Science Corp.                 SGI          144Workstations       2,055,893       822,455      21,031     36
Paine Webber                           IBM            (2)9032-003           932,206       455,473      11,060     36
Charles Schwab                         IBM            (6) 9032-003          495,889       307,983       6,989     36
ADP                                    IBM        (3)3490-A20 (1)-B40       579,850       379,682       5,036     36
Lucent                                 SUN          (1) 3000 Server          70,300        45,892       1,181     36
Lucent                                 SUN          (1) 3500 Server          75,750        49,505       1,274     36
Pitney Bowes                           IBM              (1) 3590            526,390       299,832       5,852     40
Cendant                                SUN              (1)6000             512,640       274,774       6,722     36
Sprint                                 SUN           Upgrade ES5000          21,400        14,491         602     25
Kaiser                                CISCO           (33)Routers            65,835        38,948       1,333     36
Morgan Stanley                         SUN              ENT4000             184,144       122,751       3,018     24
Moore Business                         IBM           (2)3900-DW1/2          515,000       460,490       9,040     43
SMS                                    STK             Tape Drive         1,452,140       576,586      34,140     36
UNUM                                   IBM              Printer             343,010       343,010       6,338     48
Thomson Consumer Electric               HP          Visualize C3600          26,670        17,682         696     24
GE Medical                            CISCO             Routers              88,000        58,465       1,565     36
GE Medical                            CISCO             Routers              59,917        35,570         950     35
GE Medical                            CISCO           (6) Routers            34,650        22,976         617     36
Thomson Consumer Electric           Thermojet          SOP System            14,770         9,794         382     24
McLeod Farms                          COMPAQ            Servers              67,175        56,318       1,685     31
Boeing Satellite Systems               SUN       (10)280R Sparclil 750       53,614        53,614       1,409     36
Kaiser                                 IBM             (1) Server             4,864         4,961         385     36
Capital Technology                   Various            Servers              75,687        75,687       2,069    24-36
Capital Technology                   Various            Servers              68,952        68,952       2,021    25-37
America Online                         SUN              Servers             434,387       283,067       7,720     35
GE Medical                             IBM              Printers             10,979        11,199         295     36
Thomson Consumer Electric              LEX         (2)PL4630 Printers        46,547        47,478       1,271     36
Raytheon                              Compaq             Server             215.215       154,103       6,642     24
ITT Night Vision                       Dell           Workstations           33,782        15,790         983     14
ITT Night Vision                       Dell           Workstations           45,071        29,832       1,320     22
Vatterott Educational                 Intel           Workstations           16,257        14,349         467     30
Keller Group                           Dell           Workstations            4,381         4,553         249     17
GE Medical                             Sun              Servers              12,459        10,000         261     36

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

General Restrictions

         Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

         (a) invest in junior trust deeds unless received in connection with the sale of an item of Equipment in an aggregate amount that does not exceed 30% of the assets of the Partnership on the date of the investment;

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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, CCC, which has 26 employees as of December 31, 2002.

ITEM 2:  PROPERTIES

                  NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                  On or about May 8, 2000, a complaint captioned Commonwealth Capital Corp V. Getronics, Inc. was filed by Commonwealth Capital Corp against Getronics, Inc. (formerly known as Wang Laboratories, Inc.) with the Federal District Court of the Eastern District of Pennsylvania, No. 00-CV-2381 on behalf of the Partnership. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.

                  The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania has assigned a trial date of May 14, 2003.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2002, there were 741 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2002, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

         If the proceeds resulting from the sale of any Equipment are reinvested in Equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 38.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

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

         Quarterly distributions in the following amounts were paid to the Limited Partners during 2002, 2001 and 2000.

         Quarter Ended              2002         2001          2000
         ---------------------   ----------   ----------   -----------

         March 31                $        -   $  156,205   $   242,529

         June 30                          -      156,205       466,259

         September 30                     -            -       156,205

         December 31                      -            -       156,207
                                 ----------   ----------   -----------

                                 $      -0-   $  312,410   $ 1,021,200
                                 ==========   ==========   ===========

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

         Except during the Offering Period, Cash Available for Distribution that is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

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

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years ended December 31, 2002. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                        2002                 2001              2000                1999                1998
------------------------------- ---------------- ------------------- ------------------ ------------------- -------------------
Lease Income                        $  405,772            $ 764,635        $ 1,790,339         $ 2,995,506         $ 4,527,348

Net (Loss) / Income                   (237,111)             170,529           (205,279)           (478,168)           (334,254)

Cash Distributions                           -              315,490          1,031,324             959,043           1,275,467

Net (Loss)/Income Per Limited             (.38)                 .27               (.34)               (.77)               (.55)
Partner Unit

Cash Distribution Per Limited                -                  .50               1.62                1.50                2.02
Partner Unit
------------------------------- ---------------- ------------------- ------------------ ------------------- -------------------

                                                           AS OF DECEMBER 31,
                                                    -----------------------------
                               2002             2001              2000              1999             1998
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total Assets                $968,125        $1,108,320          $839,551        $2,858,500        $5,906,884

Notes Payable                444,732           500,585            67,647           716,792         2,401,080

Partners' Capital            201,160           438,271           583,232         1,819,835         3,257,046
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

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

COMPUTER EQUIPMENT

         CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

         Through December 31, 2002, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

         The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

         The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

         Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2002, the Partnership used cash flow from operating activities of $2,000, which includes a loss of $237,000, and gain from the sale of computer equipment of $18,000, and was reduced by depreciation and amortization expenses of $304,000. Other noncash activities included in the determination of the net income include direct payments of lease income by lessees to banks of $276,000.

         The Partnership's primary sources of capital for the years ended December 31, 2002, 2001 and 2000 were cash from operations of $257,000 and $513,000 for 2001 and 2000, respectively, and proceeds from the sale of computer equipment of $24,000, $230,000, and $365,000 in 2002, 2001 and 2000,
respectively. The primary uses of cash for the year ended December 31, 2002 was $2,000 used in operations and capital expenditures for new equipment totaling $25,000 and $199,000 for the years ended December 31, 2002 and 2001, respectively, and for the payment of distributions to partners totaling $315,000 for 2001 and $1,031,000 for 2000. There were no distributions paid in 2002 due to the litigation with Getronics.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2002, future minimum rentals on noncancellable operating and capital leases decreased to $545,000, down from $760,000 in 2001, but up from $88,000 in 2000, due to the fact that more lease agreements have expired than new computer equipment leases acquired in 2002, but up from 2000 because of lease agreements acquired since then. This industry has experienced a decrease in lease rates during 2002 due to an ongoing decrease in interest rates. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable operating leases of $322,000 for the year ended 2003 and $181,000 thereafter. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable capital leases of $12,000 for the year ended 2003 and $30,000 thereafter. The Partnership incurred debt in 2002 in the amount of $204,000, down from $544,000 in 2001. No debt was incurred in 2000. At December 31, 2002, the outstanding debt was $445,000, with a weighted average interest rate of 7.37% and will be payable through June 2006. The Partnership intends to continue purchasing additional computer equipment when future cash becomes available from future lease rentals and sales proceeds. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

         CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 is approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 is approximately $272,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,587,000 and $2,338,000, respectively.

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

RESULTS OF OPERATIONS

         For the year ended December 31, 2002, 2001 and 2000, the Partnership recognized income of $443,000, $954,000, and $1,797,000, and expenses of $680,000, $784,000, and $2,002,000, resulting in net loss of $237,000 in 2002, net income of $170,000 in 2001, and a net loss of $205,000 in 2000.

         Lease income decreased to $406,000 in 2002, down from $765,000 and $1,790,000 in 2001 and 2000, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since September 30, 2001. The partnership has stopped recording revenue on its Gtronics lease arrangement. This is due to the fact that the defendant (see Legal Proceedings in Part I, Item 3) has not returned the proper equipment as defined in the master lease agreement.

         Interest income decreased to $2,000 and $7,000 in 2001 and 2000, respectively, as a result of rental income being used to purchase additional computer equipment as well as paying distributions to the partners. There was no interest income in 2002.

         The Partnership sold computer equipment with a net book value of $6,000, $44,000, and $484,000 during the years ended December 31, 2002, 2001 and
2000, respectively, for a net gain of $18,000 and $185,000 for the years ended December 31, 2002 and 2001, respectively, and a net loss of $118,000 for the year ended December 31, 2000.

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $291,000 in 2002, $221,000 in 2001, and $193,000 in 2000. There
was an increase in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $54,000, an increase in insurance of approximately $2,000, an increase in postage fees of approximately $3,000, an increase in due diligence expense of approximately $2,000, an increase in equipment repairs of $1,000, and an increase in general office expenses of approximately $3,000.

         The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment, which is subject to operating and capital leases. The equipment management fee was $20,000 in 2002, down from $38,000 in 2001 and $90,000 in 2000, which is consistent with the decrease in lease income.

         Interest expense increased to $40,000 in 2002, up from $11,000 and $22,000 in 2001 and 2000, respectively, as a result of new leases with associated debt obligations being acquired late in the third and fourth quarters of 2001, and new leases with associated debt obligations being acquired in early 2002.

         Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. Depreciation and amortization during 2002 decreased to $304,000, down from $413,000 and $1,476,000 in 2001 and 2000, respectively, due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

         The Partnership has charged bad debt expense of $ 25,000, $100,000, and $104,000 as additional allowances against accounts receivable for the periods ending December 31, 2002, 2001 and 2000, respectively.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the years ended December 31, 2002, 2001 and 2000.

NET INCOME (LOSS)

         Net income (loss) decreased in 2002 to a net loss of $237,000, down from net income of $170,000 in 2001 and a net loss of $205,000 in 2000.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                     FIN 45

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                                    SFAS 144

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

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings

                                    SFAS 146

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC., a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund
II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                        TITLE
----                        -----

George S. Springsteen       Chairman of the Board of Directors and President of
                            the General Partner and CCC

Kimberly A. Springsteen     Executive Vice President, Chief Operating Officer
                            and Secretary of the General and Partner CCC

Henry J. Abbott             Senior Vice President and Portfolio Manager of CCC

Salvatore R. Barila         Vice President and Controller of the General Partner
                            and CCC

Lynn Franceschina           Vice President and Accounting Manager of the General
                            Partner and CCC

Dorothy A. Ferguson         Assistant Vice President of CCC

         George S. Springsteen, age 68, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 43, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 52, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 32, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 31, is Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 60, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                               AMOUNT           AMOUNT            AMOUNT
 ENTITY RECEIVING                                             INCURRED         INCURRED          INCURRED
   COMPENSATION      TYPE OF COMPENSATION                   DURING 2002       DURING 2001       DURING 2000
                     OFFERING AND ORGANIZATION STAGE

The General Partner  Organizational Fee.  An                       $0                $0                $0
                     Organization Fee equal to three
                     percent of the first $10,000,000
                     of Limited Partners' Capital
                     Contributions and two percent of
                     the Limited Partners' Capital
                     Contribution in excess of
                     $10,000,000, as compensation for
                     the organization of the
                     Partnership. It is anticipated
                     that all Organizational and
                     Offering Expenses which include
                     legal, accounting and printing
                     expenses; various registration
                     and filing fees; miscellaneous
                     expenses related to the
                     organization and formation of
                     the Partnership; other costs of
                     registration; and costs incurred
                     in connection with the
                     preparation, printing and
                     distribution of this Report and
                     other sales literature. The
                     General Partner pays all
                     Organizational and Offering
                     Expenses, other than
                     Underwriter's Commissions and a
                     non-accountable expense
                     allowance payable to the Dealer
                     Manager that is equal to the
                     lesser of (i) one percent of the
                     Offering proceeds or (ii)
                     $50,000.

                          OPERATIONAL AND SALE
                          OR LIQUIDATION STAGES

The General Partner  Equipment Acquisition Fee. An             $9,000           $30,000                $0
                     Equipment Acquisition Fee of
                     four percent of the Purchase
                     Price of each item of Equipment
                     purchased as compensation for
                     the negotiation of the
                     acquisition of the Equipment and
                     the lease thereof or sale under
                     a Conditional Sales Contract.
                     The fee was paid upon each closing
                     of the Offering with respect to
                     the Equipment purchased by the
                     Partnership with the net proceeds
                     of the Offering available for
                     investment in Equipment. If the
                     Partnership acquires Equipment in
                     an amount exceeding the net
                     proceeds of the Offering available
                     for investment in Equipment, the
                     fee will be paid when such
                     Equipment is acquired.

The General          Reimbursement of Expenses. The          $136,000           $82,000           $76,000
Partner and its      General and its Affiliates
Affiliates           Partner are entitled to
                     reimbursement by the Partnership
                     for the cost of goods, supplies or
                     services obtained and used by the
                     General Partner in connection with
                     the administration and operation
                     of the Partnership from third
                     parties unaffiliated with the
                     General Partner. In addition, the
                     General Partner and its affiliates
                     are entitled to reimbursement of
                     certain expenses incurred by the
                     General Partner and its affiliates
                     in connection with the
                     administration and operation of
                     the Partnership. The amounts set
                     forth on this table do not include
                     expenses incurred in the offering
                     of Units.

The General Partner  Debt Placement Fee. As                    $2,000            $5,000                $0
                     compensation for arranging Term
                     Debt to finance the acquisition
                     of Equipment to the Partnership,
                     a fee equal to one percent of such
                     indebtedness; provided, however,
                     that such fee is reduced to the
                     extent the Partnership incurs such
                     fees to third Parties, un
                     affiliated with the General
                     Partner or the lender, with
                     respect to such indebtedness and
                     no such fee is paid with respect
                     to borrowings from the General
                     Partner or its Affiliates.

The General Partner  Equipment Management Fee. A              $20,000           $38,000           $90,000
                     monthly fee equal to the lesser
                     of (I) the fees which would be
                     charged by an independent third
                     party for similar services for
                     similar equipment or (ii) the
                     sum of (a) two percent of (1)
                     the Gross Lease Revenues
                     attributable to Equipment which
                     is subject to Full Payout Net
                     Leases which contain net lease
                     provisions plus (2) the purchase
                     price paid on Conditional Sales
                     Contracts as received by the
                     Partnership and (b) five percent
                     of the Gross Lease Revenues
                     attributable to Equipment which
                     is subject to Operating Leases.

The General          Re-Lease Fee. As Compensation                 $0                $0                $0
Partner              for providing re-leasing
                     services for any Equipment for
                     which the General Partner has,
                     following the expiration of,
                     or default under, the most
                     recent lease of Conditional
                     Sales Contract, arranged a
                     subsequent lease of
                     Conditional Sales Contract for
                     the use of such Equipment to a
                     lessee or other party, other
                     than the current or most
                     recent lessee of other
                     operator of such equipment or
                     its Affiliates ("Re-lease"),
                     the General Partner will
                     receive, on a monthly basis, a
                     Re3-lease Fee equal to the
                     lesser of (a) the fees which
                     would be charged by an
                     independent third party of
                     comparable services for
                     comparable equipment or (b)
                     two percent of Gross Lease
                     Revenues derived from such
                     Re-lease.

The General Partner  Partnership Interest. The                     $0            $3,080           $10,124
                     General Partner has a present
                     and continuing one percent
                     interest of $1,000 in the
                     Partnership's item of income,
                     gain, loss, deduction, credit,
                     and tax preference. In addition,
                     the General Partner receives
                     one percent of Cash Available
                     for Distribution until the
                     Limited Partners have received
                     distributions of Cash
                     Available for Distribution
                     equal to their Capital
                     Contributions plus the 10%
                     Priority Return and
                     thereafter, the General
                     Partner will receive 10% of
                     Cash Available for
                     Distribution.

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

ACQUISITIONS

         CCC and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other Affiliate as disclosed in this Report. CCC, the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of CCC.

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

"Capital Leases" are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund I

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2002 and 2001

         Statements of Operations for each of the three years ended December 31, 2002, 2001 and 2000

         Statements of Partners' Capital for each of the three years ended December 31, 2002, 2001 and 2000

         Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditor

         Balance sheet as of February 28, 2002

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditor

         Consolidated Balance Sheet as of February 28, 2002

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

(b)      Reports on Form 8-K

(c)      Exhibits.

               99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ GEORGE S. SPRINGSTEEN
-------------------------
George S. Springsteen
Chief Executive Officer
March 31, 2003

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ KIMBERLY A. SPRINGSTEEN
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2003 by the undersigned thereunto duly authorized.

                                        COMMONWEALTH INCOME & GROWTH FUND I

                                   By:  COMMONWEALTH INCOME & GROWTH FUND, INC.,
General Partner

                                   By:  /s/ GEORGE S. SPRINGSTEEN
                                        -------------------------
                                        George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003

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

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  GEORGE S. SPRINGSTEEN
--------------------------
George S. Springsteen
Chief Executive Officer
March 31, 2003

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  KIMBERLY A. SPRINGSTEEN
----------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

                               Commonwealth Income
                                 & Growth Fund I

                  Years Ended December 31, 2002, 2001 and 2000

                               Commonwealth Income
                                 & Growth Fund I

                              Financial Statements
                  Years Ended December 31, 2002, 2001 and 2000

                       Commonwealth Income & Growth Fund I

                                     Contents

         Report of Independent Certified Public Accountants                   3

         Financial statements

                  Balance sheets                                            4-5
                  Statements of operations                                    6
                  Statements of partners' capital                             7
                  Statements of cash flows                                  8-9

         Notes to financial statements                                     10-23

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States.

                                                    /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 7, 2003

December 31,                                                            2002           2001
------------------------------------------------------------------   -----------    -----------
Assets
Cash and cash equivalents                                            $       438    $     1,082
Lease income receivable, net of reserves of $314,164 for
 2002, and $299,578 for 2001                                             250,141        300,956
Net investment in direct financing lease                                  31,620              -
Accounts Receivable - Commonwealth Capital Corp                                -         17,904
Other receivables and deposits                                               200            200
                                                                     -----------    -----------
                                                                         282,399        320,142
                                                                     -----------    -----------
Computer equipment, at cost                                            2,669,518      3,312,836
Accumulated depreciation                                              (2,009,051)    (2,556,037)
                                                                     -----------    -----------
                                                                         660,467        756,799
                                                                     -----------    -----------
Equipment acquisition costs and deferred expenses, net of
  accumulated amortization of $21,099 and $5,358,
  respectively                                                            25,259         31,379
                                                                     -----------    -----------
Total assets                                                         $   968,125    $ 1,108,320
                                                                     ===========    ===========

                       Commonwealth Income & Growth Fund I

                                 Balance Sheets

December 31,                                                 2002         2001
------------------------------------------------------   ----------   ----------
Liabilities and Partners' Capital
Liabilities
     Accounts payable                                    $    5,184   $   30,013
     Accounts payable, General Partner                      153,113       29,924
     Accounts payable, Commonwealth Capital Corp.            17,641            -
     Accounts payable, affiliated limited partnerships      126,526      105,886
     Unearned lease income                                   19,769        3,641
     Notes payable                                          444,732      500,585
                                                         ----------   ----------
Total liabilities                                           766,965      670,049
                                                         ----------   ----------
Partners' capital
     General Partner                                          1,000        1,000
     Limited partners                                       200,160      437,271
                                                         ----------   ----------
Total partners' capital                                     201,160      438,271
                                                         ----------   ----------
Total liabilities and partners' capital                  $  968,125   $1,108,320
                                                         ==========   ==========

                                 See accompanying notes to financial statements.

                       Commonwealth Income & Growth Fund I

                            Statements of Operations

Year ended December 31,                                                2002          2001          2000
-----------------------------------------------------------        ----------    ----------    ----------
Income
     Lease                                                         $  405,772    $  764,635    $1,790,339
     Interest and other                                                19,334         4,156         6,722
     Gain on sale of computer equipment                                17,628       185,549             -
                                                                   ----------    ----------    ----------

Total income                                                          442,734       954,340     1,797,061
                                                                   ----------    ----------    ----------

Expenses
     Operating, excluding depreciation                                290,736       221,147       192,622
     Equipment management fee, General Partner                         20,289        38,232        89,517
     Interest                                                          39,803        11,121        22,242
     Depreciation                                                     287,151       402,199     1,433,902
     Amortization of equipment acquisition costs, and
         deferred expenses                                             17,301        11,281        41,842
     Provision for uncollectible accounts receivable                   24,565        99,831       103,818
     Loss on sale of computer equipment                                     -             -       118,397
                                                                   ----------    ----------    ----------
Total expenses                                                        679,845       783,811     2,002,340
                                                                   ----------    ----------    ----------
Net (loss) income                                                  $ (237,111)   $  170,529    $ (205,279)
                                                                   ==========    ==========    ==========
Net (loss) income per equivalent limited
 partnership unit                                                  $     (.38)   $      .27    $     (.34)
                                                                   ----------    ----------    ----------
Weighted average number of equivalent
 limited partnership units outstanding
 during the year                                                      631,124       631,124       631,358
                                                                   ==========    ==========    ==========

                                 See accompanying notes to financial statements.

                       Commonwealth Income & Growth Fund I

                         Statements of Partners' Capital

                                         General     Limited
                                         Partner     Partner       General        Limited
                                          Units       Units        Partner        Partners         Total
                                         -------    ----------    -----------    -----------    -----------
Balance, December 31, 1999                    50       631,538    $     1,000    $ 1,818,835    $ 1,819,835
Net income (loss)                              -             -         10,124       (215,403)      (205,279)
Distributions                                  -             -        (10,124)    (1,021,200)    (1,031,324)
                                         -------    ----------    -----------    -----------    -----------
Balance, December 31, 2000                    50       631,358          1,000        582,232        583,232
Net income                                     -             -          3,080        167,449        170,529
Adjustment                                     -          (234)             -              -              -
Distributions                                  -             -         (3,080)      (312,410)      (315,490)
                                         -------    ----------    -----------    -----------    -----------
Balance, December 31, 2001                    50       631,124          1,000        437,271        438,271
Net (loss)                                     -             -              -       (237,111)      (237,111)
                                         -------    ----------    -----------    -----------    -----------
Balance, December 31, 2002                    50       631,124    $     1,000    $   200,160    $   201,160
                                         =======    ==========    ===========    ===========    ===========

                                 See accompanying notes to financial statements.

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

Year ended December 31,                                             2002             2001             2000
-------------------------------------------------------------  --------------   --------------     ------------
Cash flows from operating activities
     Net (loss) income                                         $     (237,111)  $      170,529     $   (205,279)
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities
          Depreciation and amortization                               304,452          413,480        1,475,744
          (Gain) loss on sale of computer
            equipment                                                 (17,628)        (185,549)         118,397
               Other noncash activities included in
                 determination of net (loss) income                  (273,464)        (111,180)        (649,145)
               Changes in assets and liabilities
                    (Increase) decrease in assets
                         Lease income receivable                       50,815            6,590          (94,922)
                         Other receivables and deposits                     -                -            1,809
                         Accounts receivable,
                              Commonwealth Capital Corp.                    -          (17,929)               -
                    (Decrease) increase in liabilities
                         Accounts payable                             (24,829)         (44,342)          20,318
                         Accounts payable, General
                              Partner                                 123,189           24,807          (29,901)
                         Accounts payable,
                              Commonwealth Capital Corp.               35,545                -          (29,263)
                         Accounts payable,
                              affiliated limited partnerships          20,640              215           28,171
                         Accrued expenses                                   -                -          (25,000)
                         Unearned lease income                         16,128              137          (97,526)
                                                               --------------   --------------     ------------
Net cash (used in) provided by operating activities                    (2,263)         256,758          513,403
                                                               --------------   --------------     ------------

                       Commonwealth Income & Growth Fund I

                            Statements of Cash Flows

Year ended December 31,                                             2002             2001             2000
---------------------------------------------------            --------------   --------------     ------------
Cash flows from investing activities
     Capital expenditures                                      $      (25,000)  $     (199,304)    $          -
     Net proceeds from sale of computer
       equipment                                                       23,816          229,719          365,210
     Equipment acquisition fees to the General
       Partner                                                         (9,145)         (29,737)               -
                                                               --------------   --------------     ------------
Net cash (used in) provided by investing activities                   (10,329)             678          365,210
                                                               --------------   --------------     ------------
Cash flows from financing activities
     Proceeds from notes payable                                       13,984                -                -
     Distributions to partners                                              -         (315,490)      (1,031,324)
     Debt placement fee to the General
          Partner                                                      (2,036)          (5,441)               -
                                                               --------------   --------------     ------------
Net cash provided by (used in) financing activities                    11,948         (320,931)      (1,031,324)
                                                               --------------   --------------     ------------
Net (decrease) in cash and cash equivalents                              (644)         (63,495)        (152,711)
Cash and cash equivalents at beginning of year                          1,082           64,577          217,288
                                                               --------------   --------------     ------------
Cash and cash equivalents at end of year                       $          438   $        1,082     $     64,577
                                                               ==============   ==============     ============

                                 See accompanying notes to financial statements.

                       Commonwealth Income & Growth Fund I

                          Notes to Financial Statements

1.       Business

Commonwealth Income & Growth Fund I (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Approximately ten to twelve years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until approximately December 31, 2006.

Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2002, the Partnership did not make any distributions to the limited partners. During 2001, the Partnership distributed to the limited partners $312,410. The 2001 distributions were at an annual rate of 2.4% of the limited partners' original contributed capital. During 2000, the Partnership distributed to the limited partners $781,097, in addition to $240,103 distributed in January 2000, which pertained to the 1999 fourth quarter distribution. The 2000 distributions, exclusive of the January 2000 distributions, were at an annual rate of 6.2% of the limited partners' original contributed capital. Distributions during 2001 reflect an annual return of capital in the amount of approximately $0.50 per limited partnership unit, for units which were outstanding for the entire year. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.62 per limited partnership unit, for units which were outstanding for the entire year, which includes $.38 per unit which was distributed in January 2000 for the fourth quarter of 1999.

2.       Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2002, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2002, 2001 and 2000, the Partnership determined that no impairment had occurred.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings.

3.       Net Investment in Direct Financing Lease

The following lists the components of the net investment in the direct financing lease as of December 31, 2002 and 2001:

                                                         December 31,
                                                     ---------------------
                                                        2002      2001
                                                     ----------   --------
Minimum lease payments receivable                    $   42,126   $      -
Less: Unearned Revenue                                   10,506          -
                                                     ----------   --------
Net investment in direct financing
 lease                                               $   31,620          -
                                                     ==========   ========


The following is a schedule of future minimum rentals on noncancellable capital leases at December 31, 2002:

                    Year ending December 31,                   Amount
                    ------------------------                 ----------

                              2003                           $  12,036

                              2004                              12,036

                              2005                              12,036

                              2006                               6,018
                                                             ---------
                                                             $  42,126
                                                             =========

4.       Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 is approximately $519,000 and $469,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $2,967,000 and $2,867,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 is approximately $272,000 and $387,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,587,000 and $2,338,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2002:

         Year ending December 31,               Amount
         ------------------------            ---------

              2003                           $ 322,000
              2004                             170,000
              2005                               8,000
              2006                               3,000
                                             ---------
                                             $ 503,000
                                             =========

Lease income from two lessees, each exceeding 10% of total lease income, approximated 41% of lease income for the year ended December 31, 2002. Lease income from one lessee, exceeding 10% of lease revenue, aggregated 21% of lease income for the year ended December 31, 2001. Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 38% of lease income for the year ended December 31, 2000.

As of December 31, 2002, one lessee comprised approximately 97% of the Partnership's accounts receivable.

5.       Related Party Transactions

Reimbursement of Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2002, 2001 and 2000, the Partnership recorded $136,000, $82,000 and $76,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During 2002 and 2001, equipment acquisition fees of approximately $9,000 and $30,000, respectively, were earned by the General Partner. No fees were earned by the General Partner in 2000.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002 and 2001, debt placement fees of approximately $2,000 and $5,000, respectively, were earned by to the General Partner. No debt placement fees were earned by the General Partner in 2000.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During 2002, 2001 and 2000, equipment management fees of approximately $20,000, $38,000 and $90,000, respectively, were earned by the General Partner as determined pursuant to section (ii) above.

Release Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees earned by the General Partner in 2002, 2001 and 2000.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees earned by the General Partner in 2002, 2001 and 2000.

6.       Notes Payable

Notes payable consisted of the following:

December 31,                                         2002            2001
----------------------------------------------   ------------    ------------

Installment notes payable to banks; interest
ranging from 7.50% to 9.50%; due in monthly
installments ranging from $182 to $1,320
including interest with final payments due
from January 2003 through November 2003.         $     20,977    $     12,584

Installment notes payable to banks; interest
ranging from 6.25% to 9.25%; due in monthly
installments ranging from $138 to $7,720
including interest with final payments due
from January 2004 through December 2004.              386,168         450,471

Installment note payable to a bank; interest
at 6.5%; due in monthly installments of $1,003
including interest through June 2006.                  37,587          37,530
                                                 ------------    ------------
                                                 $    444,732    $    500,585
                                                 ============    ============

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2002 are as follows:

         Year ending December 31,              Amount
         ------------------------            ---------
              2003                           $ 276,389
              2004                             151,185
              2005                              11,252
              2006                               5,906
                                             ---------
                                             $ 444,732
                                             =========

7.       Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Year ended December 31,                                    2002       2001       2000
-----------------------------------------------------   ---------  ---------  ---------
Lease income, net of interest expense on
 notes payable realized as a result of direct
 payment of principal by lessee to bank                 $ 273,464  $ 109,615  $ 649,145

Lease income paid to original lessor in lieu
 of cash payment for computer equipment acquired                -      1,565          -
                                                        ---------  ---------  ---------
     Total adjustment to net (loss) income from other
     noncash activities                                 $ 273,464  $ 111,180  $ 649,145
                                                        =========  =========  =========

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,                                   2002        2001       2000
-----------------------------------------------------   ---------  ---------  ---------
Debt assumed in connection with purchase
 of computer equipment                                  $ 204,000  $ 544,000  $       -
Net book value of equipment for direct
  financing lease                                       $  38,916  $       -  $       -
                                                        ---------  ---------  ---------
Refinancing of notes payable                            $  30,953  $       -  $       -
                                                        ---------  ---------  ---------

8.       Litigation

The Partnership, through Commonwealth Capital Corp, has initiated a lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The Partnership has approximately $250,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest. A court date has been set for May 14, 2003.

9. Reconciliation of Net (Loss) Income Reported for Financial Reporting Purposes to Taxable (Loss) Income on the Federal Partnership Return

Year ended December 31,                                    2002      2001       2000
-----------------------------------------------------   ---------  ---------  ---------
Net (loss) income for financial reporting
     purposes                                           $(237,111) $ 170,529  $(205,279)
     Adjustments
          (Loss) on sale of computer equipment             (9,911)  (311,306)  (308,635)
          Depreciation                                   (117,233)    13,439    533,443
          Amortization                                     14,289      9,728     40,791
          Bad debt expense                                 14,587    203,649          -
          Unearned lease income                            36,620       (138)   (23,447)
          Other                                          (117,943)   (57,478)   256,461)
                                                        ---------  ---------  ---------
Taxable (loss) income on the Federal
 Partnership return                                     $(416,702) $  28,423  $ 293,334)
                                                        =========  =========  =========

The "Adjustments - Other" includes financial statement adjustments reflected in the tax return in the subsequent year.

10.      Quarterly Results of Operation (Unaudited)

Adjustment for (loss) on sale of equipment is due to longer depreciation lives for tax reporting purposes.

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

                                                                        Quarter ended
                                           ------------------------------------------------------------------
                                              March 31          June 30       September 30       December 31
                                           --------------   --------------    -------------    --------------
2002
Revenues
     Lease and other                       $      108,075   $      110,462    $      96,821    $       109,748
     Gain on sale of computer
      equipment                                     6,041           11,685                -               (98)
                                           --------------   --------------    -------------    --------------
Total revenues                                    114,116          122,147           96,821           109,650
Costs and expenses                                155,992          165,636          193,903           164,314
                                           --------------   --------------    -------------    --------------
Net (loss)                                 $      (41,876)  $      (43,489)   $     (97,082)   $      (54,664)
                                           ==============   ==============    =============    ==============
(Loss) per limited
 partner unit                              $         (.07)  $         (.07)   $        (.15)   $         (.09)
                                           ==============   ==============    =============    ==============

                                                                        Quarter ended
                                           ------------------------------------------------------------------
                                              March 31          June 30       September 30       December 31
                                           --------------   --------------    -------------    --------------
2001
Revenues
     Lease and other                       $      194,105   $      190,500    $     278,665    $      105,521
     Gain on sale of computer
      equipment                                    41,750           26,658          104,929            12,212
                                           --------------   --------------    -------------    --------------
Total revenues                                    235,855          217,158          383,594           117,733
Costs and expenses                                211,575          165,539          214,259           195,438
                                           --------------   --------------    -------------    --------------
Net income (loss)                          $       24,280   $       51,619    $     169,335    $      (74,705)
                                           --------------   --------------    -------------    --------------
Income (loss) per limited
 partner unit                              $         0.04   $         0.08    $        0.27    $        (0.12)
                                           --------------   --------------    -------------    --------------

The cumulative gain or loss on sale of computer equipment is included in revenues or costs as appropriate.