Form 10-Q
period 2003-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2003-05-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                           YES  [X]                  NO   [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets


                                                            March 31               December 31,
                                                              2003                     2002
                                                        ---------------------------------------
                                                          (unaudited)
Assets

Cash and cash equivalents                                $        2,914          $         438
Lease income receivable, net of allowance for doubtful
     accounts reserve of $314,164 as of March 31, 2003
       and December 31, 2002                                    252,146                250,141
Net investment in direct financing lease                         29,361                 31,620
Other receivables                                                   200                    200
                                                        ---------------------------------------
                                                                284,621                282,399
                                                        ---------------------------------------

Computer equipment, at cost                                   2,674,518              2,669,518
Accumulated depreciation                                     (2,075,693)            (2,009,051)

                                                        ---------------------------------------
                                                                598,825                660,467
                                                        ---------------------------------------

Equipment acquisition costs and deferred expenses, net           21,068                 25,259
                                                        ---------------------------------------


Total assets                                             $      904,514          $     968,125
                                                        =======================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                         $        9,281          $       5,184
Accounts payable - Other LP Affiliates                          137,222                126,526
Accounts payable - General Partner                              192,044                153,113
Accounts payable - Commonwealth Capital Corp.                    21,075                 17,641
Unearned lease income                                            19,631                 19,769
Notes payable                                                   374,196                444,732

                                                        ---------------------------------------
Total liabilities                                               753,449                766,965
                                                        ---------------------------------------

Partners' Capital


General partner                                                   1,000                  1,000
Limited partners                                                150,065                200,160

                                                        ---------------------------------------
Total partners' capital                                         151,065                201,160
                                                        ---------------------------------------

Total liabilities and partners' capital                  $      904,514          $     968,125
                                                        =======================================



                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                            Statements of Operations

                                                                    Three Months Ended
                                                                         March 31
                                                                 2003                 2002
                                                        ---------------------------------------
                                                                        (unaudited)
Income
Lease                                                    $       88,281          $     106,078
Interest and other                                                    -                  1,997
Gain on sale of computer equipment                                5,640                  6,041
                                                        ---------------------------------------

Total income                                                     93,921                114,116
                                                        ---------------------------------------

Expenses
Operating, excluding depreciation                                60,801                 66,741
Equipment management fee - General Partner                        4,432                  5,304
Interest                                                          7,750                  8,727
Depreciation                                                     66,642                 71,271
Amortization of equipment
  acquisition costs and deferred expenses                         4,391                  3,949

                                                        ---------------------------------------
Total expenses                                                  144,016                155,992
                                                        ---------------------------------------

Net loss                                                 $      (50,095)         $     (41,876)
                                                        =======================================

Net loss per equivalent limited
  partnership unit                                       $        (0.08)         $       (0.07)
                                                        =======================================

Weighted average number of equivalent limited
  partnership units outstanding during the period               631,124                631,124
                                                        =======================================


                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital

                                                                 For the Three Months ended March 31, 2003
                                                                                (unaudited)

                                                    General      Limited
                                                    Partner      Partner     General       Limited
                                                     Units        Units      Partner       Partner             Total

                                                ----------------------------------------------------------------------------
Partners' capital - December 31, 2002                     50      631,124    $ 1,000        $ 200,160             $ 201,160

  Net (loss)                                                                       -         (50,095)              (50,095)
                                                ----------------------------------------------------------------------------
Partners' capital - March 31, 2003                        50      631,124    $ 1,000        $ 150,065             $ 151,065
                                                ============================================================================







                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2003 and 2002


                                                            2003                2002
                                                        ------------------ ----------------
Operating activities                                                (unaudited)
Net (loss)                                                 $      (50,095)      $  (41,876)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                               71,033           75,220
       (Gain) on sale of computer equipment                        (5,820)          (6,041)
       Other noncash activities included in
          determination of net (loss)                             (68,277)         (62,975)
       Changes in assets and liabilities
          (Increase) decrease in assets
              Lease income receivable                              (2,005)          35,246
              Prepaid items                                             -           (3,000)
          Increase (decrease) in liabilities
              Accounts payable                                      4,097           (2,578)
              Accounts payable, Common Capital Corp.                3,434            1,437
              Accounts payable, General Partner                    38,931           34,002
              Accounts payable, affiliated limited
                  partnerships                                     10,696          (13,650)
              Unearned lease income                                  (138)            (137)
                                                        ------------------ ----------------

Net cash provided by operating activities                           1,856           15,648
                                                        ------------------ ----------------

Investing activities:

Capital expenditures                                               (5,000)         (15,000)
Net proceeds from the sale of computer equipment                    5,820           12,229
Equipment acquisition fees paid to General Partner                   (200)          (8,745)

                                                        ------------------ ----------------

Net cash provided by (used in) investing activities                   620          (11,516)
                                                        ------------------ ----------------

Financing activities:
Debt Placement fee paid to the General Partner                          -           (2,036)
                                                        ------------------ ----------------

Net increase in cash and equivalents                                2,476            2,096
Cash and cash equivalents, beginning of period                        438            1,082

                                                        ------------------ ----------------

Cash and cash equivalents, end of period                   $        2,914       $    3,178
                                                        ================== ================

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

2.  Summary of         Basis of Presentation
    Significant
    Accounting         The financial information presented as of any date other
    Policies           than December 31 has been prepared from the books and
                       records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

                       Revenue Recognition

                       Through March 31, 2003, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                       Long-Lived Assets

                       The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2003, there is no impairment.

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

3.  Net Investment in  The following lists the components of the net investment
    Direct Financing   in a direct financing lease as of March 31, 2003 and
    Lease              December 31, 2002:


                                                                   March 31,        December 31,
                                                                     2003              2002
                       ---------------------------------------------------------------------------------
                       Minimum lease payments
                       receivable                                   $ 39,117            $ 42,126
                       Less: Unearned Revenue                          9,756              10,506
                       ---------------------------------------------------------------------------------
                       Net investment in direct
                       financing lease                              $ 29,361            $ 31,620
                       ---------------------------------------------------------------------------------

                       The following is a schedule of future minimum rentals on the noncancellable direct financing lease at March 31, 2003:

                                                                                                 Amount
                       ---------------------------------------------------------------------------------
                              Nine Months Remaining December 31, 2003                  $          9,027
                              Year Ended December 31, 2004                                       12,036
                              Year Ended December 31, 2005                                       12,036
                              Year Ended December 31, 2006                                        6,018
                                                                                         ---------------
                                                                                       $         39,117
                       ---------------------------------------------------------------------------------

4.  Computer           The Partnership is the lessor of equipment under
    Equipment          operating leases with periods ranging from 14 to 48
                       months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $197,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,030,000 and $1,197,000, respectively.

                       The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2003:

                                                                                              Amount
                       --------------------------------------------------------------------------------

                           Nine months ended December 31, 2003                         $     239,000
                           Year ended December 31, 2004                                      170,000
                           Year ended December 31, 2005                                        7,000
                           Year ended December 31, 2006                                        3,000
                                                                                         ------------
                                                                                       $     419,000
                                                                                         ============

5. Notes Payable  Notes payable consisted of the following:

                                                                           March 31          December 31
                                                                               2003                 2002
                       ----------------------------------------------------------------------------------
                         Installment notes payable to Banks, interest
                         ranging from 7.50% to 9.50%; due in monthly
                         installments ranging from $182 to $1,320,
                         including interest, with final payments due
                         from January through December 2003.             $    12,504          $   20,977

                         Installment notes payable to Banks, interest
                         ranging from 6.25% to 9.25%; due in monthly
                         installments ranging from $138 to $7,720,
                         including interest, with final payments due
                         from January through December 2004.                 326,516             386,168

                         Installment note payable to a Bank, interest
                         at 6.50%; due in monthly installments of
                         $1,003, including interest, with final
                         payment due June 2006.                               35,176              37,587
                                                                         -------------------------------
                                                                         $   374,196          $  444,732
                                                                         ===============================

                         These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2003 are as follows:

                                                                                                 Amount
                       ----------------------------------------------------------------------------------
                            Nine months ended December 31, 2003                           $     205,854
                            Year ended December 31, 2004                                        151,185
                            Year ended December 31, 2005                                         11,252
                            Year ended December 31, 2006                                          5,905
                                                                                            ------------
                                                                                          $     374,196
                                                                                            ============

6.  Supplemental       Other noncash activities included in the determination
    Cash Flow          of net income are as follows:
    Information

Three months ended March 31,                                          2003               2002
----------------------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $         68,277   $         62,975
----------------------------------------------------------------------------------------------


                       No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                       Noncash investing and financing activities include the following:

Three months ended March 31,                                          2003               2002
----------------------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $              -   $        203,627
----------------------------------------------------------------------------------------------



7.  Litigation         The Partnership, through CCC, has initiated a lawsuit
                       against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership.
                       The Partnership has approximately $250,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest. A court date originally scheduled for May 14, 2003, has been rescheduled for June 9, 2003.

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

REVENUE RECOGNITION

Through March 31, 2003, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2003 and 2002 were cash from operations of $2,000 and $16,000, respectively, and the net proceeds received from sale of equipment of approximately $6,000 and $12,000, respectively. The primary use of cash for the three months ended March 31, 2003 and 2002 was for the purchase of computer equipment in the amount of approximately $5,000 and $15,000, respectively.

For the three-month period ended March 31, 2003, the Partnership generated cash flows from operating activities of $2,000, which includes a net operating loss of $50,000, a net gain from the sale of computer equipment of $6,000 and depreciation and amortization expenses of $71,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $68,000.

For the three-month period ended March 31, 2002, the Partnership generated cash flows from operating activities of $16,000, which includes a net operating loss of $42,000, a net gain from the sale of computer of $6,000 and depreciation and amortization expenses of $75,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $63,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $239,000 for the balance of the year ending December 31, 2003 and $180,000 thereafter. At March 31, 2003, outstanding debt was $374,000, with interest rates ranging from 6.25% to 9.50%, payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $197,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,030,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

For the quarter ended March 31, 2003, the Partnership recognized income of $94,000 and expenses of $144,000, resulting in a net loss of $50,000. For the quarter ended March 31, 2002, the Partnership recognized income of $114,000 and expenses of $156,000, resulting in a net loss of $42,000.

Lease income decreased by 17% to $88,000 for the quarter ended March 31, 2003, from $106,000 for the quarter ended March 31, 2002, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended March 31, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 9%, to approximately $61,000 for the quarter ended March 31, 2003, from $67,000 for the quarter ended March 31, 2002. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of approximately $9,000, a decrease in conventions of approximately $5,000, a decrease in legal fees of approximately $3,000, a decrease in recruiting fees of approximately $2,000, a decrease in postage fees of approximately $1,000, a decrease in remarketing fees of approximately $1,000 and a decrease in miscellaneous office expenses of approximately $4,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 16% to approximately $4,000 for the quarter ended March 31, 2003, from $5,000 for the quarter ended March 31, 2002, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 6% to approximately $71,000 for the quarter ended March 31, 2003, from $75,000 for the quarter ended March 31, 2002 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with no net book value for the quarter ended March 31, 2003, for a net gain of approximately $6,000. The Partnership sold computer equipment with a net book value of approximately $6,000 for the quarter ended March 31, 2002, for a net gain of $6,000.

Interest expense decreased 11% to $8,000 for the quarter ended March 31, 2003 from $9,000 for the quarter ended March 31, 2002; primarily due to the decrease in equipment purchased that has an outstanding debt and older equipment's associated debt being fully paid.


                        RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Partnership does not expect Interpretation No. 46 to have an effect on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2003.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

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

                       The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania has assigned a trial date June 9, 2003, originally scheduled for May 14, 2003.

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

                       Inapplicable

         Item 5.       Other Information.

                       Inapplicable

         Item 6.       Exhibits and Reports on Form 8-K.

                       a) Exhibits:
                       99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                       99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                       b) Report on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND I
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner


May 15, 2003                                By: George S. Springsteen
------------                                    ---------------------
Date                                        George S. Springsteen
                                            President

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

George S. Springsteen
---------------------

George S. Springsteen
Chief Executive Officer
May 15, 2003

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

Kimberly A. Springsteen
-----------------------

Kimberly A. Springsteen
Principal Financial Officer
May 15, 2003