Form 10-Q
period 2003-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2003-08-12
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                       COMMONWEALTH INCOME & GROWTH FUND I
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-2735641
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

                          470 John Young Way Suite 300
                            Exton, Pennsylvania 19341
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


                           YES  [X]          NO  [ ]

                       Commonwealth Income & Growth Fund I
                                 Balance Sheets

                                                          June 30,            December 31,
                                                            2003                 2002
                                                          ---------           ------------
                                                         (unaudited)
Assets

Cash and cash equivalents                              $         5,852        $       438
Lease income receivable, net of allowance for
     doubtful accounts reserve of $314,164 as of
     June 30, 2003 and December 31, 2002                       249,493            250,141
Net investment in direct financing lease                        27,102             31,620
Other receivables                                                  200                200
                                                       ---------------        -----------
                                                               282,647            282,399
                                                       ---------------        -----------


Computer equipment, at cost                                  2,626,539          2,669,518
Accumulated depreciation                                    (2,096,743)        (2,009,051)
                                                       ---------------        -----------
                                                               529,796            660,467
                                                       ---------------        -----------

Equipment acquisition costs and deferred expenses, net          16,897             25,259
                                                       ---------------        -----------

Total assets                                           $       829,340        $   968,125
                                                       ===============        ===========


Liabilities and Partners' Capital

Liabilities
Accounts payable                                        $         2,466        $     5,184
Accounts payable - Other LP Affiliates                          141,065            126,526
Accounts payable - General Partner                              222,282            153,113
Accounts payable - Commonwealth Capital Corp.                    45,061             17,641
Unearned lease income                                            19,631             19,769
Notes payable                                                   305,959            444,732
                                                       ------------------------------------
Total liabilities                                               736,434            766,965
                                                       ------------------------------------

Partners' Capital


General partner                                                   1,000              1,000
Limited partners                                                 91,876            200,160

                                                       ------------------------------------
Total partners' capital                                          92,876            201,160
                                                       ------------------------------------

Total liabilities and partners' capital                 $       829,340       $    968,125
                                                       ====================================

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                            Statements of Operations

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                     2003               2002              2003              2002
                                                                  ----------        -----------        ----------        ----------
                                                                          (unaudited)                          (unaudited)
Income
Lease                                                             $   83,494        $   109,886        $  171,775        $  215,964
Interest and other                                                         -                576                 -             2,573
Gain on sale of computer equipment                                     3,267             11,685             8,907            17,726
                                                                  ----------        -----------        ----------        ----------

Total Income                                                          86,761            122,147           180,682           236,263
                                                                  ----------        -----------        ----------        ----------

Expenses
Operating, excluding depreciation                                     70,658             70,069           131,459           136,810
Equipment management fee - General Partner                             4,157              5,494             8,589            10,798
Interest                                                               6,402             11,690            14,152            20,417
Depreciation                                                          59,562             72,639           126,204           143,910
Amortization of equipment
  acquisition costs and deferred expenses                              4,171              4,436             8,562             8,385
Bad Debt Expense                                                           -              1,308                 -             1,308

                                                                  ----------        -----------        ----------        ----------
Total expenses                                                       144,950            165,636           288,966           321,628
                                                                  ----------        -----------        ----------        ----------

Net (loss)                                                       $   (58,189)       $   (43,489)      $  (108,284)       $  (85,365)
                                                                 ===========        ===========       ===========        ==========

Net (loss) per equivalent limited
  partnership unit                                               $     (0.09)       $     (0.07)      $     (0.17)       $    (0.14)
                                                                 ===========        ===========       ===========        ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period                    631,124            631,124           631,124           631,124
                                                                 ===========        ===========       ===========        ==========

                 see accompanying notes to financial statements

                       Commonwealth Income & Growth Fund I
                         Statements of Partners' Capital


                                                                  For the Six Months ended June 30, 2003
                                                                                (unaudited)

                                                    General     Limited
                                                    Partner     Partner    General        Limited
                                                     Units       Units     Partner        Partner            Total
                                                ------------------------------------------------------------------------
Partners' capital - December 31, 2002                  50      631,124    $ 1,000        $ 200,160         $ 201,160

  Net (loss)                                                                    -         (108,284)         (108,284)
                                                ------------------------------------------------------------------------
Partners' capital - June 30, 2003                      50      631,124    $ 1,000         $ 91,876          $ 92,876
                                                ========================================================================


                 see accompanying notes to financial statements

                              Commonwealth Income & Growth Fund I
                                    Statements of Cash Flow
                        For the Six Months Ended June 30, 2003 and 2002

                                                                2003            2002
                                                           --------------  ------------
                                                             (unaudited)
Operating activities
Net (loss)                                                 $   (108,284)    $ (85,365)
Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities
       Depreciation and amortization                            134,766       152,295
          (Gain) on sale of computer equipment                   (8,907)      (17,726)
       Other noncash activities included in
          determination of net (loss)                          (134,255)     (132,648)
       Changes in assets and liabilities
          (Increase) decrease in assets
              Lease income receivable                               648        24,132
              Prepaid Items                                           -        (3,000)
         Increase (decrease) in liabilities
              Accounts payable                                   (2,718)       (8,449)
              Accounts payable, Common Capital Corp.             27,420        28,193
              Accounts payable, affiliated limited
                partnerships                                     14,539        (1,275)
              Accounts payable, General Partner                  69,169        44,564
              Unearned lease income                                (138)       10,469
                                                           --------------  -----------


Net cash (used in) provided by operating activities              (7,760)       11,190
                                                           --------------  -----------

Investing activities:


Capital Expenditures                                             (5,000)      (25,000)
Net proceeds from the sale of computer equipment                 18,374        23,914
Equipment acquisition fees paid to General Partner                 (200)       (9,145)
                                                           --------------  -----------


Net cash provided by (used in) investing activities              13,174       (10,231)
                                                           --------------  -----------

Financing activities:
Debt Placement fee paid to the General Partner                        -        (2,036)
                                                           --------------  -----------


Net increase (decrease) in cash and equivalents                   5,414        (1,077)
Cash and cash equivalents, beginning of period                      438         1,082
                                                           --------------  -----------

Cash and cash equivalents, end of period                   $      5,852     $       5
                                                           ==============  ===========




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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2003.

                                   Revenue Recognition

                                   Through June 30, 2003, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2003, there is no impairment.

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

3.      Net Investment in          The following lists the components of the net
        Direct Financing Lease     investment in a direct financing lease as of
                                   June 30, 2003 and December 31, 2002:

                                                                                June 30,         December 31,
                                                                                  2003               2002
                                   --------------------------------------------------------------------------
                                   Minimum lease payments receivable            $ 36,108          $  42,126
                                   Less: Unearned Revenue                          9,006             10,506
                                   --------------------------------------------------------------------------
                                   Net investment in direct financing lease     $ 27,102          $  31,620
                                   --------------------------------------------------------------------------

                                   The following is a schedule of future minimum rentals on the noncancellable direct financing lease at June 30, 2003:

                                                                                                    Amount
                                   ------------------------------------------------------------------------
                                          Six Months Remaining December 31, 2003          $          6,018
                                          Year Ended December 31, 2004                              12,036
                                          Year Ended December 31, 2005                              12,036
                                          Year Ended December 31, 2006                               6,018
                                                                                            ---------------
                                                                                          $         36,108
                                   ------------------------------------------------------------------------

4.      Computer                   The Partnership is the lessor of equipment
        Equipment                  under operating leases with periods
                                   ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                   The Partnership's share of the computer
                                   equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The
                                   Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $163,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $867,000 and $1,197,000, respectively.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2003:

                                                                                              Amount
                                  ---------------------------------------------------------------------
                                       Six months ended December 31, 2003              $     160,000
                                       Year ended December 31, 2004                          172,000
                                       Year ended December 31, 2005                            9,000
                                       Year ended December 31, 2006                            3,000
                                                                                         ------------
                                                                                       $     344,000
                                                                                         ============

5. Notes Payable                  Notes payable consisted of the following:

                                                                                      June 30,         December 31,
                                                                                          2003                 2002
                                  ----------------------------------------------------------------------------------
                                    Installment notes payable to Banks,
                                    interest ranging from 7.50% to 9.50%;
                                    due in monthly installments ranging from
                                    $182 to $1,320, including interest, with
                                    final payments due from January
                                    through December 2003.                           $    7,509          $   20,977


                                    Installment notes payable to Banks, interest
                                    ranging from 6.25% to 9.25%; due in monthly
                                    installments ranging from $138 to $7,720,
                                    including interest, with final payments due
                                    from January through December 2004.                 265,725             386,168


                                    Installment note payable to a Bank, interest
                                    at 6.50%; due in monthly installments of
                                    $1,003, including interest, with final
                                    payment due June 2006.                               32,725              37,587
                                                                                  ----------------------------------
                                                                                     $  305,959          $  444,732
                                                                                  ================== ===============

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2003 are as follows:

                                                                                                            Amount
                                   --------------------------------------------------------------------------------
                                        Six months ended December 31, 2003                           $     137,617
                                        Year ended December 31, 2004                                       151,185
                                        Year ended December 31, 2005                                        11,252
                                        Year ended December 31, 2006                                         5,905
                                                                                                       ------------
                                                                                                     $     305,959
                                                                                                       ============

6.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination of net income are as follows:
        Information

Six months ended June 30,                                     2003           2002
--------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to
     bank                                                 $    134,255   $    132,648
--------------------------------------------------------------------------------------

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                                   Noncash investing and financing activities include the following:

Six months ended June 30,                                     2003           2002
----------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                $      -   $    203,627
----------------------------------------------------------------------------------

7.      Litigation                 The Partnership, through CCC, has initiated a
                                   lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The Partnership has approximately $250,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest. A court date has been rescheduled for September
                                   8, 2003.

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

REVENUE RECOGNITION

Through June 30, 2003, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2003 was net proceeds received from the sale of equipment totaling approximately $18,000. Primary sources of capital for the six months ended June 30, 2002 were cash from operations of $11,000, and the net proceeds received from sale of equipment of approximately $24,000. The primary use of cash for the six months ended June 30, 2003 was for operating activities of approximately $8,000 and the purchase of computer equipment in the amount of approximately $5,000. The primary use of cash for the six months ended June 30, 2002 was for the purchase of computer equipment in the amount of approximately $25,000. There were no distributions paid for the six months ended June 30, 2003 and 2002.

For the six-month period ended June 30, 2003, the Partnership used cash for operating activities of $8,000, which includes a net operating loss of $108,000, a net gain from the sale of computer equipment of $9,000 and depreciation and amortization expenses of $135,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $134,000.

For the six-month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $11,000, which includes a net operating loss of $85,000, a net gain from the sale of computer of $18,000 and depreciation and amortization expenses of $152,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $133,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $160,000 for the balance of the year ending December 31, 2003 and $184,000 thereafter. At June 30, 2003, outstanding debt was $306,000, with interest rates ranging from 6.25% to 9.50%, payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $163,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $867,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

For the quarter ended June 30, 2003, the Partnership recognized income of $87,000 and expenses of $145,000, resulting in a net loss of $58,000. For the quarter ended June 30, 2002, the Partnership recognized income of $122,000 and expenses of $166,000, resulting in a net loss of $44,000.

Lease income decreased by 24% to $83,000 for the quarter ended June 30, 2003, from $110,000 for the quarter ended June 30, 2002, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended June 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses are approximately $71,000 for the quarter ended June 30, 2003, and $70,000 for the quarter ended June 30, 2002. There was an increase in partnership taxes of approximately $6,000, a decrease in other insurances of approximately $5,000, a decrease in recruiting fees of approximately $3,000 and an increase in miscellaneous office expenses of approximately $1,000,

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 24% to approximately $4,000 for the quarter ended June 30, 2003, from $5,000 for the quarter ended June 30, 2002, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 17% to approximately $64,000 for the quarter ended June 30, 2003, from $77,000 for the quarter ended June 30, 2002 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with a net book value of approximately $9,000 for the quarter ended June 30, 2003, for a net gain of approximately $3,000. The Partnership sold computer equipment with no net book value for the quarter ended June 30, 2002, for a net gain of $12,000.

Interest expense decreased 45% to $6,000 for the quarter ended June 30, 2003 from $12,000 for the quarter ended June 30, 2002; primarily due to the decrease in equipment purchased that has an outstanding debt and older equipment's associated debt being fully paid.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

For the six months ended June 30, 2003, the Partnership recognized income of $181,000 and expenses of $289,000, resulting in a net loss of $108,000. For the six months ended June 30, 2002, the Partnership recognized income of $236,000 and expenses of $321,000, resulting in a net loss of $85,000.

Lease income decreased by 20% to $172,000 for the six months ended June 30, 2003, from $216,000 for the six months ended June 30, 2002, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the six months ended June 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 4%, to approximately $131,000 for the six months ended June 30, 2003, from $137,000 for the six months ended June 30, 2002. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by CCC., a related party, of approximately $10,000, an increase in partnership taxes of approximately $6,000, a decrease in conventions of approximately $4,000, and a decrease in accounting fees of approximately $19,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 20% to approximately $9,000 for the six months ended June 30, 2003, from $11,000 for the six months ended June 30, 2002, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 12% to approximately $135,000 for the six months ended June 30, 2003, from $152,000 for the six months ended June 30, 2002 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The Partnership sold computer equipment with a net book value of approximately $9,000 for the six months ended June 30, 2003, for a net gain of approximately $9,000. The Partnership sold computer equipment with a net book value of approximately $6,000 for the six months ended June 30, 2002, for a net gain of $18,000.

Interest expense decreased 31% to $14,000 for the six months ended June 30, 2003 from $20,000 for the six months ended June 30, 2002; primarily due to the decrease in equipment purchased that has an outstanding debt and older equipment's associated debt being fully paid.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 150

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS is applicable immediately for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership believes that the adoption of SFAS 150 will not have an impact on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2003.

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

                           The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania originally assigned a trial date for May 14, 2003, and then rescheduled for June 9, 2003. Currently, the trial date has been postponed until September 8, 2003.

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

         Item 5.           Other Information.

                           Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K.

                           a) Exhibits:

                              31.1 THE RULE 15d-14(a)

                              31.2  THE RULE 15d-14(a)

                              32.1 SECTION 1350 CERTIFICATION OF CEO

                              32.2 SECTION 1350 CERTIFICATION OF CFO

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH
                                    FUND I
                                    BY: COMMONWEALTH INCOME & GROWTH
                                        FUND, INC. General Partner


August 12, 2003                     By:     George S. Springsteen
---------------                             ------------------------
Date                                        George S. Springsteen
                                            President