Form 10-Q
period 2003-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2003-11-10
CIK 913141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:      33-69996

COMMONWEALTH INCOME & GROWTH FUND I
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2735641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

470 John Young Way Suite 300
Exton, Pennsylvania 19341
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:

YES [X]	NO [ ]

Commonwealth Income & Growth Fund I
Balance Sheets

	September 30, 2003	December 31, 2002

	(unaudited)
Assets

Cash and cash equivalents	$8,575	$438
Lease income receivable, net of allowance for doubtful accounts reserve of $314,164 as of September 30, 2003 and December 31, 2002	249,647	250,141
Net investment in direct financing lease	24,844	31,620

Other receivables	200	200

	283,266	282,399

Computer equipment, at cost	2,610,749	2,669,518

Accumulated depreciation	(2,146,970)	(2,009,051)

	463,779	660,467

Equipment acquisition costs and deferred expenses, net	12,782	25,259

Total assets	$759,827	$968,125

Liabilities and Partners’ Capital

Liabilities
Accounts payable	$1,501	$5,184
Accounts payable – affiliated limited partnerships	146,814	126,526
Accounts payable – General Partner	252,010	153,113
Accounts payable – Commonwealth Capital Corp.	41,566	17,641
Unearned lease income	19,632	19,769

Notes payable	237,155	444,732

Total liabilities	698,678	766,965

Partners’ Capital
General partner	1,000	1,000

Limited partners	60,149	200,160

Total Partners’ Capital	61,149	201,160

Total Liabilities and Partners’ Capital	$759,827	$968,125

see accompanying notes to financial statements

Commonwealth Income & Growth Fund I
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Income
Lease	$80,818	$96,821	$252,593	$312,785
Interest and other	—	—	—	2,573
(Loss) gain on sale of computer equipment	(6,421)	—	2,486	17,726

Total Income	74,397	96,821	255,079	333,084

Expenses
Operating, excluding depreciation	36,403	85,773	167,862	222,583
Equipment management fee – General Partner	4,041	4,841	12,630	15,639
Interest	5,088	9,812	19,240	30,229
Depreciation	56,477	73,055	182,681	216,965
Amortization of equipment acquisition costs and deferred expenses	4,115	4,458	12,677	12,843
Bad debt expense	—	15,964	—	17,272

Total expenses	106,124	193,903	395,090	515,531

Net (loss)	$(31,727)	$(97,082)	$(140,011)	$(182,447)

Net (loss) per equivalent limited partnership unit	$(0.05)	$(0.15)	$(0.22)	$(0.29)

Weighted average number of equivalent limited partnership units outstanding during the period	631,124	631,124	631,124	631,124

see accompanying notes to financial statements

Commonwealth Income & Growth Fund I
Statements of Partners' Capital

	For the Nine Months ended September 30, 2003 (unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital – December 31, 2002	50	631,124	$1,000	$200,160	$201,160

Net (loss)			—	(140,011)	(140,011)

Partners’ capital – September 30, 2003	50	631,124	$1,000	$60,149	$61,149

see accompanying notes to financial statements

Commonwealth Income & Growth Fund I
Statements of Cash Flow
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

Operating activities	(unaudited)
Net (loss)	$(140,011)	$(182,447)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities
Depreciation and amortization	195,358	229,808
(Gain) on sale of computer equipment	(2,486)	(17,726)
Other noncash activities included in
determination of net (loss)	(200,801)	(228,891)
Changes in assets and liabilities
(Increase) decrease in assets
Lease income receivable	494	44,170
Prepaid items	—	(3,000)
Increase (decrease) in liabilities
Accounts payable	(3,683)	(7,807)
Accounts payable, General Partner	98,897	84,420
Accounts payable, Common Capital Corp.	23,925	39,904
Accounts payable, affiliated limited partnerships	20,288	1,246
Unearned lease income	(137)	52,368

Net cash (used in) provided by operating activities	(8,156)	12,045

Investing activities:

Capital expenditures	(5,000)	(25,000)
Net proceeds from the sale of computer equipment	21,493	23,914
Equipment acquisition fees paid to General Partner	(200)	(9,145)

Net cash provided by(used in) investing activities	16,293	(10,231)

Financing activities:
Debt placement fee paid to the General Partner	—	(2,036)

Net increase (decrease) in cash and cash equivalents	8,137	(222)
Cash and cash equivalents, beginning of period	438	1,082

Cash and cash equivalents, end of period	$8,575	$860

see accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Business	Commonwealth Income & Growth Fund I (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Approximately ten to twelve years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until approximately December 31, 2006.

2.	Summary of Significant Accounting Policies	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

Revenue Recognition

Through September 30, 2003, the Partnership’s leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2003, there is no impairment.

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

Back to Contents

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

Offering Costs
Offering costs were payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions were 7% of the partners’ contributed capital and dealer manager fees were 2% of the partners’ contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

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

3.	Net Investment in Direct Financing Lease	The following lists the components of the net investment in a direct financing lease as of September 30, 2003 and December 31, 2002:
	September 30, 2003	December 31, 2002

Minimum lease payments receivable	$33,099	$42,126
Less: Unearned Revenue	8,255	10,506

Net investment in direct financing lease	$24,844	$31,620

Back to Contents

The following is a schedule of future minimum rentals on the noncancellable direct financing lease at September 30, 2003:
Amount

Three Months Remaining December 31, 2003	$3,009
Year Ended December 31, 2004	12,036
Year Ended December 31, 2005	12,036
Year Ended December 31, 2006	6,018

$33,099

4.	Computer Equipment	The Partnership is the lessor of equipment under operating leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately $129,000 and $233,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $702,000 and $1,197,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2003:
Amount

Three months ended December 31, 2003	$80,000
Year ended December 31, 2004	173,000
Year ended December 31, 2005	9,000
Year ended December 31, 2006	3,000

$265,000

5.	Notes Payable	Notes payable consisted of the following:
	September 30,	December 31,
	2003	2002

Installment notes payable to Banks, interest ranging from 7.50% to 9.50%; due in monthly installments ranging from $182 to $1,320, including interest, with final payments due from January through December 2003.	$3,147	$20,977

Installment notes payable to Banks, interest ranging from 6.25% to 9.25%; due in monthly installments ranging from $138 to $7,720, including interest, with final payments due from January through December 2004.	203,774	386,168

Installment note payable to a Bank, interest at 6.50%; due in monthly installments of $1,003, including interest, with final payment due June 2006.	30,234	37,587

	$237,155	$444,732

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2003 are as follows:
Amount

Three months ended December 31, 2003	$68,813
Year ended December 31, 2004	151,185
Year ended December 31, 2005	11,252
Year ended December 31, 2006	5,905

$237,155

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net income are as follows:

Nine months ended September 30,	2003	2002

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$200,801	$228,891

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2003	2002

Debt assumed in connection with purchase of computer equipment	$—	$203,627

7.	Litigation	The Partnership, through CCC, has initiated a lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The Partnership has approximately $250,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest. A court date was scheduled for September 8, 2003, and the judge granted a new 30-day discovery period for both parties. The lawsuit has been scheduled for January 26, 2004.

Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REVENUE RECOGNITION

Through September 30, 2003, the Partnership’s leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership’s primary sources of capital for the nine months ended September 30, 2003 was net proceeds received from the sale of equipment totaling approximately $21,000. Primary sources of capital for the nine months ended September 30, 2002 were cash from operations of $12,000, and the net proceeds received from sale of equipment of approximately $24,000. The primary use of cash for the nine months ended September 30, 2003 was for operating activities of approximately $8,000 and the purchase of computer equipment in the amount of approximately $5,000. The primary use of cash for the nine months ended September 30, 2002 was for the purchase of computer equipment in the amount of approximately $25,000. There were no distributions paid for the nine months ended September 30, 2003 and 2002.

For the nine-month period ended September 30, 2003, the Partnership used cash for operating activities of $8,000, which includes a net operating loss of $140,000 and depreciation and amortization expenses of $196,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $201,000.

For the nine-month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $12,000, which includes a net operating loss of $182,000, a net gain from the sale of computer of $18,000 and depreciation and amortization expenses of $230,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $229,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $80,000 for the balance of the year ending December 31, 2003 and $185,000 thereafter. At September 30, 2003, outstanding debt was $237,000, with interest rates ranging from 6.25% to 9.50%, payable through June 2006.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, and did, reduce the distributions to its Partners as it deems necessary. Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $448,000 and $443,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately $129,000 and $233,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $702,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

For the quarter ended September 30, 2003, the Partnership recognized income of $74,000 and expenses of $106,000, resulting in a net loss of $32,000. For the quarter ended September 30, 2002, the Partnership recognized income of $97,000 and expenses of $194,000, resulting in a net loss of $97,000.

Lease income decreased by 17% to $81,000 for the quarter ended September 30, 2003, from $97,000 for the quarter ended September 30, 2002, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the quarter ended September 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 58% to approximately $36,000 for the quarter ended September 30, 2003, from $86,000 for the quarter ended September 30, 2002, which is primarily attributable to an decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $27,000. There was also a decrease in outside office services of approximately $14,000, a decrease in accounting fees of approximately $2,000, a decrease in other insurances of approximately $3,000, a decrease in recruiting fees of approximately $2,000 and a decrease in due diligence of approximately $2,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 17% to approximately $4,000 for the quarter ended September 30, 2003, from $5,000 for the quarter ended September 30, 2002, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 22% to approximately $61,000 for the quarter ended September 30, 2003, from $77,000 for the quarter ended September 30, 2002 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The partnership did not record bad debt expenses for the quarter ended September 30, 2003. The partnership recorded bad debt expenses of approximately $16,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $10,000 for the quarter ended September 30, 2003, for a net loss of $6,000. The Partnership did not sell any computer equipment for the quarter ended September 30, 2002.

Interest expense decreased 48% to $5,000 for the quarter ended September 30, 2003 from $10,000 for the quarter ended September 30, 2002; primarily due to the decrease in equipment purchased that has an outstanding debt and older equipment’s associated debt being fully paid.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, the Partnership recognized income of $255,000 and expenses of $395,000, resulting in a net loss of $140,000. For the nine months ended September 30, 2002, the Partnership recognized income of $333,000 and expenses of $515,000, resulting in a net loss of $182,000.

Lease income decreased by 19% to $253,000 for the nine months ended September 30, 2003, from $313,000 for the nine months ended September 30, 2002, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since the nine months ended September 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 25%, to approximately $168,000 for the nine months ended September 30, 2003, from $223,000 for the nine months ended September 30, 2002. There was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $17,000, a decrease in conventions of approximately $4,000, a decrease in remarketing fees of approximately $3,000, a decrease in recruiting fees of approximately $7,000 and a decrease in accounting fees of approximately $21,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 19% to approximately $13,000 for the nine months ended September 30, 2003, from $16,000 for the nine months ended September 30, 2002, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 15% to approximately $195,000 for the nine months ended September 30, 2003, from $230,000 for the nine months ended September 30, 2002 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a small amount of new additions.

The partnership did not record bad debt expenses for the nine months ended September 30, 2003. The partnership recorded bad debt expenses of approximately $17,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002.

The Partnership sold computer equipment with a net book value of approximately $19,000 for the nine months ended September 30, 2003, for a net gain of approximately $2,000. The Partnership sold computer equipment with a net book value of approximately $6,000 for the nine months ended September 30, 2002, for a net gain of $18,000.

Interest expense decreased 36% to $19,000 for the nine months ended September 30, 2003 from $30,000 for the nine months ended September 30, 2002; primarily due to the decrease in equipment purchased that has an outstanding debt and older equipment’s associated debt being fully paid.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.     Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2003.

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the Partnership’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and a Financial Officer of the Partnership have concluded that the Partnership’s disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant’s request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania originally assigned a trial date for May 14, 2003, and then rescheduled for June 9, 2003. A court date was scheduled for September 8, 2003, and the judge granted a new 30-day discovery period for both parties. The lawsuit has been scheduled for January 26, 2004.

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

COMMONWEALTH INCOME & GROWTH
FUND I
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 10, 2003	By: /s/	George S. Springsteen
Date		George S. Springsteen
President