Form 10-K
period 2003-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2004-03-30
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES [X]    NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12c-2 of the Act):    YES [ ]    NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996).

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

         As of December 31, 2003, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2003, the Partnership has not entered into any such agreements.

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

         Commonwealth Capital Corp. filed a lawsuit on the Partnership's behalf, alleging that the named defendant has not returned the proper leased equipment. The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. The Partnership has made several attempts to transfer the case to another judge. The General Partner has decided that if the court does not hear the lawsuit by June 30, 2004, then the General Partner will seek to transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership and begin the liquidation phase of the Partnership as provided for in the original Partnership agreement. If the court does not hear the lawsuit by June 30, 2004, then, if the outcome of the lawsuit is favorable, the General Partner plans to use the proceeds from the lawsuit and continue current Partnership operations and purchase additional equipment leases, without paying fees to the General Partner, with terms of approximately 12-24 months. If the outcome of the lawsuit is not to the General Partner's satisfaction, then the General Partner plans to begin the liquidation phase of the Partnership. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to fund the legal expenses associated with the lawsuit.


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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2003, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 32 different companies located throughout the United States. The allocations are as follows:

---------------------------------------------------------------------------
                    Equipment Type                      Approximate %
---------------------------------------------------------------------------
                       Servers                                 35%
---------------------------------------------------------------------------
                     Workstations                              23%
---------------------------------------------------------------------------
                    Tape Libraries                             16%
---------------------------------------------------------------------------
                   Escon Directors                              9%
---------------------------------------------------------------------------
                   Tape Subsystems                              6%
---------------------------------------------------------------------------
                   Optical Storage                              6%
---------------------------------------------------------------------------
                  High-End Printers                             2%
---------------------------------------------------------------------------
                       Routers                                  2%
---------------------------------------------------------------------------
                   Low-End Printers                             1%
---------------------------------------------------------------------------
                        Total                                  100%
---------------------------------------------------------------------------

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2003, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2003, we have entered into one Capital Lease.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2003, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2003, the Partnership has not entered into any such agreements.

     Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2003, the aggregate nonrecourse debt outstanding of $168,000 was 6.4% of the aggregate cost of the Equipment owned.

         The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2003, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2003, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2003, the Partnership has not refinanced any of its notes payables. As of December 31, 2002, the Partnership refinanced one of its notes payable. The note payable, originally set to expire in February 2004, currently will expire in June 2006. Simultaneous, with the refinancing, the Partnership entered into a Direct Financing Capital Lease with the lessee for this Equipment.

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

         The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

         The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below are the Partnership's participation of the total amounts, based on CCC's allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

         Through March 11, 2004, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                                                                     MONTHLY    LEASE
             LESSEE                    MFG       EQUIPMENT DESCRIPTION   LIST PRICE    PURCHASE       RENTAL     TERM
                                                                                        PRICE
Xerox Corp.                            SUN          (32) Workstation       $440,800     $ 277,705     $   286     39
Xerox Corp.                            SUN            (4)SPARC2000          590,840       305,875       1,019     39
Fingerhut Corp.                       SIEMEN            2240-004            722,000       459,592       8,558     48
Chrysler Corp.                         STK            (2) 4490-M30          686,158       490,110      12,001     48
GE Industrial & Power Systems           HP            HP9000/J200           202,680       157,635       4,115     36
Wang Laboratories Inc.                 PYR              NILE 150            937,290       589,287      16,639     36
Chrysler Corp.                         IBM              3745-31A            242,244       184,383       4,203     48
Sprint Communications Co.              STK            (9)9490-M32         1,335,897       703,968      15,501     36
Honda R&D                              SGI              4XR10000            400,220       298,094       7,683     36
Sprint Communications Co.              IBM            (2) 3995-133          421,500       286,536      10,166     24
Equitable Life Assurance Co.           LEX             (80) N240            571,351       497,477      11,501     36
Chrysler Corp.                         STK        Tape Lib/Redwd/Timbl    1,693,479       997,891      22,520     36
Equitable Life Assurance Co.           LEX             (16)OPTRA             74,458        94,098       2,615     36
Kaiser                                 IBM         3745-611A/3746-900     2,149,234     1,191,555      29,786     36
Litton                                 SUN              (1)E3000            251,967       148,492       3,771     36
Sprint Communications Co.              SUN             (2)ES5000            371,640       231,551       7,199     30
Computer Science Corp.                 SGI          144Workstations       2,055,893       822,455      21,031     36
Paine Webber                           IBM            (2)9032-003           932,206       455,473      11,060     36
Charles Schwab                         IBM            (6) 9032-003          495,889       307,983       6,989     36
ADP                                    IBM        (3)3490-A20 (1)-B40       579,850       379,682       5,036     36
Lucent                                 SUN          (1) 3000 Server          70,300        45,892       1,181     36
Lucent                                 SUN          (1) 3500 Server          75,750        49,505       1,274     36
Pitney Bowes                           IBM              (1) 3590            526,390       299,832       5,852     40
Cendant                                SUN              (1)6000             512,640       274,774       6,722     36
Sprint                                 SUN           Upgrade ES5000          21,400        14,491         602     25
Kaiser                                CISCO           (33)Routers            65,835        38,948       1,333     36
Morgan Stanley                         SUN              ENT4000             184,144       122,751       3,018     24
Moore Business                         IBM           (2)3900-DW1/2          515,000       460,490       9,040     43
SMS                                    STK             Tape Drive         1,452,140       576,586      34,140     36
UNUM                                   IBM              Printer             343,010       343,010       6,338     48
Thomson Consumer Electric               HP          Visualize C3600          26,670        17,682         696     24
GE Medical                            CISCO             Routers              88,000        58,465       1,565     36
GE Medical                            CISCO             Routers              59,917        35,570         950     35
GE Medical                            CISCO           (6) Routers            34,650        22,976         617     36
Thomson Consumer Electric           Thermojet          SOP System            14,770         9,794         382     24
McLeod Farms                          COMPAQ            Servers              67,175        56,318       1,685     31
Boeing Satellite Systems               SUN       (10)280R Sparclil 750       53,614        53,614       1,409     36
Kaiser                                 IBM             (1) Server             4,864         4,961         385     36
Capital Technology                   Various            Servers              75,687        75,687       2,069   24-36
Capital Technology                   Various            Servers              68,952        68,952       2,021   25-37
America Online                         SUN              Servers             434,387       283,067       7,720     35
GE Medical                             IBM              Printers             10,979        11,199         295     36
Thomson Consumer Electric              LEX         (2)PL4630 Printers        46,547        47,478       1,271     36
Raytheon                              Compaq             Server             215.215       154,103       6,642     24
ITT Night Vision                       Dell           Workstations           33,782        15,790         983     14
ITT Night Vision                       Dell           Workstations           45,071        29,832       1,320     22
Vatterott Educational                 Intel           Workstations           16,257        14,349         467     30
Keller Group                           Dell           Workstations            4,381         4,553         249     17
GE Medical                             Sun              Servers              12,459        10,000         261     36
XTS Corporation                        Dell           Workstations            6,989         5,000         142     36


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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, CCC, which has 28 employees as of December 31, 2003.

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

                           The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff has filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania has assigned a trial date of May 14, 2003. A court date was scheduled for September 8, 2003, and the judge granted a new 30-day discovery period for both parties. A court date was rescheduled for February 9, 2004, but has been postponed again. A new date has not yet been scheduled.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND

                  RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2003, there were 737 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. For the twelve months ending December 31, 2003, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

         Quarterly distributions in the following amounts were paid to the Limited Partners during 2003, 2002 and 2001:


             Quarter Ended                        2003                  2002                2001
            ------------------------------------------------------------------------------------


               March 31                   $ ----               $ ----                   $156,205

                June 30                     ----                 ----                    156,205

             September 30                   ----                 ----                      ----

              December 31                   ----                 ----                      ----
                                    -------------------------------------------------------------
                                          $  -0-               $  -0-                   $312,410
                                    =============================================================


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

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years in the period ending December 31, 2003. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------

Statements of Operations Data:          2003              2002                 2001              2001                1999
-----------------------------------------------------------------------------------------------------------------------------

Lease Income                          $331,958           $405,772            $764,635         $1,790,339          $2,995,506
-----------------------------------------------------------------------------------------------------------------------------

Net (Loss) / Income                   (114,587)          (237,111)            170,529           (205,279)           (478,168)
-----------------------------------------------------------------------------------------------------------------------------

Cash Distributions                         ---              ---               315,490          1,031,324             959,043
-----------------------------------------------------------------------------------------------------------------------------

Net (Loss) / Income Per                   (.18)              (.38)                .27               (.34)               (.77)
Limited Partner Unit
-----------------------------------------------------------------------------------------------------------------------------

Cash Distribution Per Limited
Partner Unit                               ---               ---                  .50               1.62                1.50
-----------------------------------------------------------------------------------------------------------------------------


                                                    AS OF DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------

Other Data:                            2003                2002                 2001              2000               1999
-----------------------------------------------------------------------------------------------------------------------------

 Net cash (used in) provided
   by operating activities            ($64,210)           ($2,263)           $256,758           $513,403            $751,814
-----------------------------------------------------------------------------------------------------------------------------

  Net cash provided by (used
   in) investing activities             65,181            (10,329)                678            365,210             422,952
-----------------------------------------------------------------------------------------------------------------------------

  Net cash provided by (used
   in) financing activities                ---             11,948            (320,931)        (1,031,324)           (959,043)
-----------------------------------------------------------------------------------------------------------------------------


                                                      AS OF DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------

                                        2003                2002               2001                2001               1999
-----------------------------------------------------------------------------------------------------------------------------

Total Assets                          $684,151           $968,125          $1,108,320           $839,551          $2,858,500
-----------------------------------------------------------------------------------------------------------------------------

Notes Payable                          168,343            444,732             500,585             67,647             716,792
-----------------------------------------------------------------------------------------------------------------------------

Partners' Capital                       86,573            201,160             438,271            583,232           1,819,835
-----------------------------------------------------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through December 31, 2003, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

REIBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2003, the Partnership used cash flow from operating activities of $64,000, which includes a loss of $107,000, and gain from the sale of computer equipment of $51,000, and was reduced by depreciation and amortization expenses of $255,000. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $267,000.

         The Partnership's primary sources of capital for the years ended December 31, 2003, 2002 and 2001 were cash from operations of $257,000 for 2001, and proceeds from the sale of computer equipment of $70,000, $24,000, and $230,000 in 2003, 2002 and 2001, respectively. The primary uses of cash for the years ended December 31, 2003 and 2002 were $64,000 and $2,000, respectively, used in operations and capital expenditures for new equipment totaling $5,000, $25,000 and $199,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and for the payment of distributions to partners approximating $315,000 for 2001. There were no distributions paid in 2003 and 2002 mainly due to the litigation with Getronics, declining lease revenues and declining cash from operations.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2003, future minimum rentals on noncancellable operating and capital leases decreased to $215,000, down from $545,000 and $760,000 in 2002 and 2001, respectively, due to the fact that more lease agreements have expired than new computer equipment leases acquired in 2002 and 2001. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable operating leases of $173,000 for the year ended 2004 and $12,000 thereafter. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable capital leases of $12,000 for the year ended 2004 and $18,000 thereafter. The Partnership incurred debt in 2002 in the amount of $204,000, down from $544,000 in 2001. No debt was incurred in 2003. At December 31, 2003, the outstanding debt was $168,000, with a weighted average interest rate of 6.87% and will be payable through June 2006. The Partnership intends to continue purchasing additional computer equipment when future cash becomes available from future lease rentals and sales proceeds. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

         CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 is approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,258,000 and $2,210,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 is approximately $96,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $537,000 and $1,197,000, respectively.

         The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has partners' capital of approximately $85,000 at December 31, 2003 and CCC filed a lawsuit on the Partnership's behalf, alleging that the named defendant has not returned the proper leased equipment.

          The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. The Partnership has made several attempts to transfer the case to another judge. The General Partner has decided that if the court does not hear the lawsuit by June 30, 2004, then the General Partner will seek to transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership and begin the liquidation phase of the Partnership as provided for in the original Partnership agreement. If the court hears the lawsuit by June 30, 2004, and if the outcome of the lawsuit is favorable, the General Partner plans to use the proceeds from the lawsuit to continue current Partnership operations and purchase additional equipment leases, without paying fees to the General Partner, with terms of approximately 12-24 months. If the outcome of the lawsuit is not to the General Partner's satisfaction, then the General Partner plans to begin the liquidation phase of the Partnership. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit.

         The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

RESULTS OF OPERATIONS

         For the year ended December 31, 2003, 2002 and 2001, the Partnership recognized income of $383,000, $443,000, and $954,000, and expenses of $498,000,
$680,000, and $784,000, resulting in a net loss of $115,000 and $237,000 in 2003 and 2002, respectively, and net income of $170,000 in 2001.

            Lease income decreased 18% to $332,000 in 2003, down from $406,000 and $765,000 in 2002 and 2001, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since 2001. As of January 1, 2002, the Partnership stopped recording revenue on its Getronics lease arrangement. This is due to the fact that the defendant (see Legal Proceedings in Part I, Item 3) has not returned the proper equipment as defined in the master lease agreement.

          The Partnership sold computer equipment with a net book value of $19,000, $6,000, and $44,000 during the years ended December 31, 2003, 2002 and
2001, respectively, for a net gain of $51,000, $18,000 and $185,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $196,000 in 2003, $291,000 in 2002, and $221,000 in 2001.
Consistent with the decline in lease revenues and lease activities during 2003, there was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $46,000, a decrease in recruiting fees of approximately $10,000, a decrease in conventions of approximately $4,000, a decrease in due diligence of approximately $10,000, a decrease in office supplies of approximately $4,000, a decrease in outside office services of approximately $8,000 and a decrease in warehouse/storage fees of approximately $4,000.

         The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment, which is subject to operating and capital leases. The equipment management fee was $17,000 in 2003, down from $20,000 in 2002 and $38,000 in 2001, which is consistent with the decrease in lease income.

         Interest expense decreased to $23,000 in 2003, down from $40,000 in 2002, but up from $11,000 in 2001, as a result of new leases with associated debt obligations being acquired late in the third and fourth quarters of 2001, and some of those leases with associated debt obligations having expired during 2003.
         Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. Depreciation and amortization during 2003 decreased to $263,000, down from $304,000 and $413,000 in 2002 and 2001, respectively, due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a minimal amount of new additions.

         The Partnership has charged bad debt expense of $25,000 and $100,000 as additional allowances against accounts receivable for the years ending December 31, 2002 and 2001, respectively. There was no bad debt expense recorded for the year ending December 31, 2003.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $8,000 and in the fourth quarter of 2003 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002 and 2001, the Partnership determined that no impairment had occurred.

NET INCOME (LOSS)

         Net income (loss) decreased in 2003 to a net loss of $115,000, down from a net loss of $237,000 in 2002 and net income of $170,000 in 2001.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2003:

                                                                                 Payments due by period

                                             Total                          2004                        2005-2006
                                   ----------------------------------------------------------------------------------------
Installment notes payable due 2004:

     Principal                            $140,640                        $140,640                         $----

     Interest                                4,327                           4,327                          ----

Installment notes payable due 2006:

     Principal                              27,703                          10,545                        17,158

     Interest                                2,386                           1,490                           896
                                   ----------------------------------------------------------------------------------------

Total                                     $175,056                        $157,002                       $18,054
                                   ========================================================================================

                        RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                    SFAS 150

         In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE

ITEM 9A: CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund II, Commonwealth Income and Growth Fund III and Commonwealth Income and Growth Fund IV. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of CCC are as follows:


NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General Partner and CCC

Henry J. Abbott            Senior  Vice  President,  Director  and  Portfolio  Manager  of the  General  Partner  & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General Partner & CCC

Salvatore R. Barila        Vice President and Controller of the General Partner and CCC

Michelle Onuffer           Assistant Vice President and Accounting Manager of the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager of the General Partner & CCC


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

         Kimberly A. Springsteen, age 44, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 53, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Jay Dugan, age 55, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

         Salvatore R. Barila, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2001. From 1992 to 2001, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc., whereby he was responsible for the preparation of the monthly financial statements, budgeting and forecasting for multiple divisions and the consolidated entity. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Michelle Onuffer, age 32, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2004. Prior to CCC, she was employed by Dutch State Minds as an Accounting Manager, whereby she was responsible for month-end reporting, monthly financial statements, budgeting, and cash management. Ms. Onuffer was a registered securities representative from 1995 to 1999. She brings 4 years of securities experience and over 5 years of accounting experience. Ms. Onuffer has a B.B. in Financial Management from Goldey-Beacon College and an MBA in Accounting from the University of Phoenix.

         Dorothy A. Ferguson, age 61, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.


         Karen Tramontano, age 51, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

         David Borham, age 26, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College.

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


                                                                                      AMOUNT           AMOUNT           AMOUNT
   ENTITY RECEIVING                                                                  INCURRED         INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION                              DURING 2003      DURING 2002      DURING 2001

                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational  Fee.  An Organization                        $0              $0               $0
                        --------------------
                        Fee equal to three  percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions
                        and two percent of the Limited Partners' Capital
                        Contribution in excess of $10,000,000, as compensation
                        for the organization of the Partnership. It is
                        anticipated that all Organizational and Offering
                        Expenses which include legal, accounting and printing
                        expenses; various registration and filing fees;
                        miscellaneous expenses related to the organization and
                        formation of the Partnership; other costs of
                        registration; and costs incurred in connection with the
                        preparation, printing and distribution of this Report
                        and other sales literature. The General Partner pays all
                        Organizational and Offering Expenses, other than
                        Underwriter's Commissions and a non-accountable expense
                        allowance payable to the Dealer Manager that is equal to
                        the lesser of (i) one percent of the Offering proceeds
                        or (ii) $50,000.


                                  OPERATIONAL AND SALE
                                 OR LIQUIDATION STAGES
The General Partner     Equipment  Acquisition Fee. An Equipment Acquisition         $1,000          $9,000           $30,000
                        Fee of four percent of the Purchase Price of each item
                        of Equipment purchased as compensation for the
                        negotiation of the acquisition of the Equipment and the
                        lease thereof or sale under a Conditional Sales
                        Contract. The fee was paid upon each closing of the
                        Offering with respect to the Equipment purchased by the
                        Partnership with the net proceeds of the Offering
                        available for investment in Equipment. If the
                        Partnership acquires Equipment in an amount exceeding
                        the net proceeds of the Offering available for
                        investment in Equipment, the fee will be paid when such
                        Equipment is acquired.

The General Partner     Reimbursable  Expenses.  The General and its Affiliates      $194,000        $280,000         $175,000
and its Affiliates      are entitled to reimbursement by the Partnership for the
                        cost of goods, supplies or services obtained and used by
                        the General Partner in connection with the
                        administration and operation of the Partnership from
                        third parties unaffiliated with the General Partner. In
                        addition, the General Partner and its affiliates are
                        entitled to reimbursement of certain expenses incurred
                        by the General Partner and its affiliates in connection
                        with the administration and operation of the
                        Partnership. The amounts set forth on this table do not
                        include expenses incurred in the offering of Units.


The General Partner     Debt Placement Fee. As compensation  for arranging Term      $0              $2,000           $5,000
                        Debt to finance the acquisition of Equipment to the
                        Partnership, a fee equal to one percent of such
                        indebtedness; provided, however, that such fee is
                        reduced to the extent the Partnership incurs such fees
                        to third Parties, un affiliated with the General Partner
                        or the lender, with respect to such indebtedness and no
                        such fee is paid with respect to borrowings from the
                        General Partner or its Affiliates.


The General Partner     Equipment  Management Fee. A monthly fee equal to the        $17,000          $20,000          $38,000
                        lesser of (i) the fees which would be charged by an
                        independent third party for similar services for similar
                        equipment or (ii) the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to Equipment which is
                        subject to Full Payout Net Leases which contain net
                        lease provisions plus (2) the purchase price paid on
                        Conditional Sales Contracts as received by the
                        Partnership and (b) five percent of the Gross Lease
                        Revenues attributable to Equipment which is subject to
                        Operating Leases.


The General Partner     Re-Lease   Fee. As Compensation for  providing               $0              $0               $0
                        re-leasing services for any Equipment for which the
                        General Partner has, following the expiration of, or
                        default under, the most recent lease of Conditional
                        Sales Contract, arranged a subsequent lease of
                        Conditional Sales Contract for the use of such Equipment
                        to a lessee or other party, other than the current or
                        most recent lessee of other operator of such equipment
                        or its Affiliates ("Re-lease"), the General Partner will
                        receive, on a monthly basis, a Re-lease Fee equal to the
                        lesser of (a) the fees which would be charged by an
                        independent third party of comparable services for
                        comparable equipment or (b) two percent of Gross Lease
                        Revenues derived from such Re-lease.



The General Partner     Equipment  Liquidation Fee. With respect to each item        $2,000          $1,000           $7,000
                        of Equipment sold by the General Partner (other than in
                        connection with a Conditional Sales Contract), a fee
                        equal to the lesser of (i) 50% of the Competitive
                        Equipment Sale Commission or (ii) three percent of the
                        sales price for such Equipment. The payment of such fee
                        is subordinated to the receipt by the Limited Partners
                        of (i) a return of their Capital Contributions and 10%
                        annum cumulative return, compounded daily, on Adjusted
                        Capital Contributions ("Priority Return") and (ii) the
                        Net Disposition Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee is reduced to
                        the extent any liquidation or resale fees are paid to
                        unaffiliated parties.

The General Partner     Partnership Interest. The General Partner  has a             $0              $0             $3,080
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

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lender charge on comparable loans. The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

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

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its Affiliates, provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliate, and (iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees;
(iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

"Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment) are at least sufficient to recover the Purchase Price of the Equipment.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund I

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2003 and 2002

         Statements of Operations for each of the three years ended December 31, 2003, 2002 and 2001

         Statements of Partners' Capital for each of the three years ended December 31, 2003, 2002 and 2001

         Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001

         Notes to Financial Statements

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

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

(b) Reports on Form 8-K

(c) Exhibits.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2004 by the undersigned thereunto duly authorized.




                                COMMONWEALTH INCOME & GROWTH FUND I
                                      By:  COMMONWEALTH INCOME &
                                           GROWTH FUND, INC., General Partner

                                By:   /s/ George S. Springsteen
                                      --------------------------------
                                      George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

SIGNATURE                                            CAPACITY
---------                                            --------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen


/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                                             Commonwealth Income
                                                                 & Growth Fund I








                                    Years Ended December 31, 2003, 2002 and 2001

                                                             Commonwealth Income
                                                                 & Growth Fund I







                                                            Financial Statements
                                    Years Ended December 31, 2003, 2002 and 2001

                                             Commonwealth Income & Growth Fund I





                                                                        Contents
--------------------------------------------------------------------------------




             Report of Independent Certified Public Accountants                3

             Financial statements
                 Balance sheets                                              4-5
                 Statements of operations                                      6
                 Statements of partners' capital                               7
                 Statements of cash flows                                    8-9

             Notes to financial statements                                 10-24

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 2 and 9, Commonwealth Capital Corp, on behalf of the Partnership, has initiated a lawsuit against a lessee. If the court does not hear the lawsuit by June 30, 2004, the Partnership will seek to transfer the lawsuit and the related lease receivable to a trust created on behalf of the Partnership's partners and then begin liquidating the Partnership's remaining net assets.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

================================================================================



December 31,                                                                    2003                2002
-----------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                   $       1,409    $        438
Lease income receivable, net of reserves of $299,578 for 2003, and
     $314,164 for 2002                                                            250,764         250,141
Net investment in direct financing lease                                           22,585          31,620
Other receivables and deposits                                                        200             200
------------------------------------------------------------------------------------------------------------

                                                                                  274,958         282,399
------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                     2,610,749       2,669,518
Accumulated depreciation                                                       (2,210,289)     (2,009,051)
------------------------------------------------------------------------------------------------------------

                                                                                  400,460         660,467
------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $34,127 and $21,099, respectively                  8,733          25,259

------------------------------------------------------------------------------------------------------------

Total assets                                                                $     684,151    $    968,125
============================================================================================================


                                             Commonwealth Income & Growth Fund I


                                                                  Balance Sheets
================================================================================

December 31,                                                                  2003           2002
-------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                       $    2,097    $    5,184
     Accounts payable, General Partner                                         261,756       153,113
     Accounts payable, Commonwealth Capital Corp.                               21,220        17,641
     Accounts payable, affiliated limited partnerships                         124,393       126,526
     Unearned lease income                                                      19,769        19,769
     Notes payable                                                             168,343       444,732
--------------------------------------------------------------------------------------------------------

Total liabilities                                                              597,578       766,965
--------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                             1,000         1,000
     Limited partners                                                           85,573       200,160
-------------------------------------------------------------------------------------------------------

Total partners' capital                                                         86,573       201,160
-------------------------------------------------------------------------------------------------------


Total liabilities and partners' capital                                     $  684,151    $  968,125
=======================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Operations

================================================================================



Year ended December 31,                                          2003            2002          2001
-------------------------------------------------------------------------------------------------------
Income
     Lease                                                     $ 331,958     $  405,772      $ 764,635
     Interest and other                                               21         19,334          4,156
     Gain on sale of computer equipment                           51,374         17,628        185,549
-------------------------------------------------------------------------------------------------------

Total income                                                     383,353        442,734        954,340
-------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                           195,617        290,736        221,147
     Equipment management fee, General Partner                    16,598         20,289         38,232
     Interest                                                     22,999         39,803         11,121
     Depreciation                                                291,000        287,151        402,199
     Amortization of equipment acquisition costs, and
         deferred expenses                                        16,726         17,301         11,281
     Provision for uncollectible accounts receivable                  --         24,565         99,831
-------------------------------------------------------------------------------------------------------

Total expenses                                                   497,940        679,845        783,811
-------------------------------------------------------------------------------------------------------

Net (loss) income                                              $ 114,587)    $ (237,111)     $ 170,529
=======================================================================================================

Net (loss) income per equivalent limited partnership unit      $    (.18)    $     (.38)     $     .27



Weighted average number of equivalent
     limited partnership units outstanding during the year
                                                                 631,124        631,124        631,124
=======================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                 Statements of Partners' Capital

================================================================================

                                          General     Limited
                                          Partner     Partner    General        Limited
                                           Units       Units     Partner       Partners         Total
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                  50       631,358   $   1,000    $   582,232    $   583,232

Net income                                  --            --       3,080        167,449        170,529
Adjustment                                  --          (234)         --             --             --
Distributions                               --            --      (3,080)      (312,410)      (315,490)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                  50       631,124       1,000        437,271        438,271

Net (loss)                                  --            --          --       (237,111)      (237,111)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                  50       631,124       1,000        200,160        201,160

Net (loss)                                  --            --          --       (114,587)      (114,587)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                  50       631,124   $   1,000    $    85,573    $    86,573
=======================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Cash Flows

================================================================================


Year ended December 31,                                                2003             2002            2001
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss) income                                            $  (114,587)     $  (237,111)      $  170,529

     Adjustments to reconcile net (loss) income to net
         cash (used in) provided by operating activities
              Depreciation and amortization                           262,726          304,452          413,480
              (Gain) on sale of computer
                  equipment                                           (51,374)         (17,628)        (185,549)
              Other noncash activities included in
                  determination of net (loss) income                 (267,354)        (273,464)        (111,180)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                            (623)          50,815            6,590
                      Accounts receivable,
                           Commonwealth Capital Corp.                      --               --          (17,929)
                  (Decrease) increase in liabilities
                      Accounts payable                                 (3,087)         (24,829)         (44,342)
                      Accounts payable, General
                           Partner                                    108,643          123,189           24,807
                      Accounts payable,
                           Commonwealth Capital Corp.                   3,579           35,545               --
                      Accounts payable,
                           affiliated limited partnerships             (2,133)          20,640              215
                      Unearned lease income                                --           16,128              137
----------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                   (64,210)          (2,263)         256,758
----------------------------------------------------------------------------------------------------------------

                                             Commonwealth Income & Growth Fund I


                                                        Statements of Cash Flows

================================================================================

Year ended December 31,                                                  2003             2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                                          $   (5,000)      $  (25,000)     $  (199,304)
     Net proceeds from sale of computer
         equipment                                                     70,381           23,816          229,719
     Equipment acquisition fees to the General
         Partner                                                         (200)          (9,145)         (29,737)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                    65,181          (10,329)             678
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from notes payable                                           --           13,984               --
     Distributions to partners                                             --               --         (315,490)
     Debt placement fee to the General
         Partner                                                           --           (2,036)          (5,441)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                        --           11,948         (320,931)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
                                                                          971             (644)         (63,495)

Cash and cash equivalents at beginning of year                            438            1,082           64,577
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $    1,409       $      438      $     1,082
===================================================================================================================

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

                               Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2003 and 2002, the Partnership did not make any distributions to the limited partners. During 2001, the Partnership distributed to the limited partners $312,410. The 2001 distributions were at an annual rate of 2.4% of the limited partners' original contributed capital. Distributions during 2001 reflect an annual return of capital in the amount of approximately $0.50 per limited partnership unit, for units that were outstanding for the entire year.

2.      Business Plan          The Partnership, has suffered recurring losses
                               from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a partners' capital of approximately $85,000 at December 31, 2003 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                                        The lawsuit, which was originally filed
                               in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. The Partnership has made several attempts to transfer the case to another judge. The General Partner has decided that if the court does not hear the lawsuit by June 30, 2004, then the General Partner will seek to transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership and begin the liquidation phase of the Partnership as provided for in the original Partnership agreement. If the court hears the lawsuit by June 30, 2004, and if the outcome of the lawsuit is favorable, the General Partner plans to use the proceeds from the lawsuit to continue current Partnership operations and purchase additional equipment leases, without paying fees to the General Partner, with terms of approximately 12-24 months. If the outcome of the lawsuit is not to the General Partner's satisfaction, then the General Partner plans to begin the liquidation phase of the Partnership. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit.

                               The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

3.      Summary of             Revenue Recognition
        Significant
        Accounting             Through December 31, 2003, the Partnership's
        Policies               leasing operations consist substantially of
                               operating leases and one direct financing lease.
                               Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                               The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

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

                               Long-Lived Assets

                               The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset, including cash flows from base revenues and proceeds from the sale of equipment. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $8,000 and in the fourth quarter of 2003 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002 and 2001, the Partnership determined that no impairment had occurred.

                               Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                               Intangible Assets

                               Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

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

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                               Reimbursable Expenses

                               Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

                               Recent Accounting Pronouncements

                                            Interpretation No. 45

                               In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                                            Interpretation No. 46

                               In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                                                   SFAS 150

                               In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

4.      Net Investment in      The following lists the components of the net
        Direct Financing       investment in a direct financing lease as of
        Lease                  December 31, 2003 and 2002:


                               December 31,                                              2003         2002
                               --------------------------------------------------------------------------------
                               Minimum lease payments receivable                      $ 30,090     $ 42,126
                               Less: Unearned Revenue                                    7,505       10,506
                               --------------------------------------------------------------------------------
                               Net investment in direct financing lease               $ 22,585     $ 31,620
                               ================================================================================


                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                               The following is a schedule of future minimum rentals on the noncancellable direct financing lease at December 31, 2003:


                               Year ending December 31,

                                                                       Amount
                                                                       ------
                                   2004                               $12,036

                                   2005                                12,036

                                   2006                                 6,018

                                                                      $30,090

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

5.      Computer               The Partnership is the lessor of equipment under
        Equipment              operating leases with periods ranging from 24 to
                               48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                               The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 is approximately $448,000 and $443,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,258,000 and $2,210,000, respectively. The
                               Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 is approximately $96,000 and $233,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $537,000 and $1,197,000, respectively.

                               The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2003:

                               Year ending December 31,                                          Amount
                               --------------------------------------------------------------------------

                                   2004                                                       $  173,000
                                   2005                                                            9,000
                                   2006                                                            3,000
                               --------------------------------------------------------------------------

                                                                                              $  185,000
                               ==========================================================================

                               Lease income from two lessees, each exceeding 10% of total lease income, approximated 52% of lease income for the year ended December 31, 2003. Lease income from two lessees, exceeding 10% of lease revenue, aggregated 41% of lease income for the year ended December 31, 2002. Lease income from one lessee, exceeding 10% of lease revenue, aggregated 21% of lease income for the year ended December 31, 2001.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                               As of December 31, 2003, one different lessee comprised approximately 99% of the Partnership's accounts receivable (see Note 9).

6.      Related Party          Reimbursable Expenses
        Transactions
                               The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General
                               Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2003, 2002 and 2001, the Partnership recorded $194,000, $280,000 and $175,000, respectively, for reimbursement of expenses to the General Partner.

                               Equipment Acquisition Fee

                               The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During 2003, 2002 and 2001, equipment acquisition fees of approximately $1,000, $9,000 and $30,000, respectively, were earned by the General Partner.

                               Debt Placement Fee

                               As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. No debt placement fees were earned by the General Partner in 2003. During 2002 and 2001, debt placement fees of approximately $2,000 and $5,000, respectively, were earned by the General Partner.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                               Equipment Management Fee

                               The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During 2003, 2002 and 2001, equipment management fees of approximately $17,000, $20,000 and $38,000, respectively, were earned by the General Partner as determined pursuant to section (ii) above.

                               Release Fee

                               As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees earned by the General Partner in 2003, 2002 and 2001.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================

                               Equipment Liquidation Fee

                               With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2003, 2002 and 2001, equipment liquidation fees of approximately $2,000, $1,000 and $7,000, respectively, were earned by the General Partner.

7. Notes Payable               Notes payable consisted of the following:


                               December 31,                                             2003             2002
                               --------------------------------------------------------------------------------
                               Installment notes payable to banks; interest
                               ranging from 7.50% to 9.50%; were due in monthly
                               installments ranging from $182 to $1,320 including
                               interest with final payments due from January 2003
                               through November 2003.                                $      --        $  20,977

                               Installment notes payable to banks; interest
                               ranging from 6.25% to 9.25%; due in monthly
                               installments ranging from $138 to $7,720 including
                               interest with final payments due from January 2004
                               through December 2004.                                  140,640          386,168

                               Installment note payable to a bank; interest at
                               6.5%; due in monthly installments of $1,003
                               including interest through June 2006.                    27,703           37,587
                               --------------------------------------------------------------------------------

                                                                                     $ 168,343        $ 444,732
                               ================================================================================

                               These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2003 are as follows:

                               Year ending December 31,                                                Amount
                               --------------------------------------------------------------------------------

                                 2004                                                                 $ 151,185
                                 2005                                                                    11,252
                                 2006                                                                     5,906
                               --------------------------------------------------------------------------------

                                                                                                      $ 168,343
                               ================================================================================



                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================


8.      Supplemental           Other noncash activities  included in the
        Cash Flow              determination of net loss (income) are as
        Information            follows:



Year ended December 31,                                     2003           2002           2001
--------------------------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank             $   267,354    $   273,464    $   109,615

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
                                                                 --             --          1,565
--------------------------------------------------------------------------------------------------

     Total adjustment to net (loss) income from
     other noncash activities                           $   267,354    $   273,464    $   111,180
==================================================================================================

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                           Non-cash investing and financing activities include the following:

Year ended December 31,                                     2003          2002           2001
--------------------------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $      --   $    204,000    $   544,000
--------------------------------------------------------------------------------------------------

Net book value of equipment converted to direct
     financing leases                                     $      --   $     38,916    $        --
--------------------------------------------------------------------------------------------------

Notes payable refinanced                                  $      --   $     30,953    $        --
--------------------------------------------------------------------------------------------------

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================


9.      Litigation             The Partnership, through CCC, has initiated a
                               lawsuit against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The
                               Partnership has approximately $250,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.
                               The lawsuit had been scheduled for February 9, 2004, but that has been postponed. A new date has not yet been scheduled for the lawsuit.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================


10.     Reconciliation of Net
        (Loss) Income
        Reported for
        Financial Reporting
        Purposes to Taxable
        (Loss) Income on the
        Federal Partnership
        Return

Year ended December 31,                                         2003         2002         2001
---------------------------------------------------------------------------------------------------
Net (loss) income for financial reporting
     purposes                                                $ 114,587)  $ (237,111)   $  170,529
     Adjustments

         Gain (loss) on sale of computer equipment              27,245       (9,911)     (311,306)
         Depreciation                                           64,017     (117,233)       13,439
         Amortization                                           13,937       14,289         9,728
         Bad debt expense                                      (14,587)      14,587       203,649
         Unearned lease income                                 (27,665)      36,620          (138)
         Other                                                  17,473     (117,943)      (57,478)

---------------------------------------------------------------------------------------------------
Taxable (loss) income on the Federal
     Partnership return                                      $ (34,167)  $(416,702)  $   28,423
===================================================================================================

                               The "Adjustments - Other" includes financial statement adjustments reflected in the tax return in the subsequent year.

                               Adjustment for gain (loss) on sale of
                               equipment is due to longer useful lives for tax reporting purposes.

                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================


11.     Quarterly Results      Summarized quarterly financial data for the years
        of Operation           ended December 31, 2003 and 2002 is as follows:
        (Unaudited)


                                                               Quarter ended
                                            -----------------------------------------------------
                                            March 31      June 30     September 30    December 31
-------------------------------------------------------------------------------------------------
2003
Revenues
     Lease and other                       $   88,281    $  83,494    $  80,818       $  79,386
     Gain (loss) on sale of computer
        equipment                               5,640        3,267       (6,421)         48,888
-------------------------------------------------------------------------------------------------

Total revenues                                 93,921       86,761       74,397         128,274

Costs and expenses                            144,016      144,950      106,124          95,350
-------------------------------------------------------------------------------------------------

Net (loss) income                          $  (50,095)   $ (58,189)   $ (31,727)         32,924
=================================================================================================

(Loss) income per limited
     partner unit                          $     (.08)   $    (.09)   $    (.05)      $     .05
=================================================================================================


                                             Commonwealth Income & Growth Fund I


                                                   Notes to Financial Statements

================================================================================


                                                                Quarter ended
                                             ----------------------------------------------------
                                             March 31      June 30     September 30   December 31
-------------------------------------------------------------------------------------------------
2002
Revenues
     Lease and other                       $   108,075   $  110,462      $   96,821    $  109,748
     Gain (loss) on sale of computer
       equipment                                 6,041       11,685              --           (98
-------------------------------------------------------------------------------------------------

Total revenues                                 114,116      122,147          96,821       109,650

Costs and expenses                             155,992      165,636         193,903       164,314
-------------------------------------------------------------------------------------------------

Net (loss)                                 $   (41,876)  $ (43,489)      $  (97,082)  $  (54,664)
=================================================================================================

(Loss) per limited
     partner unit                          $      (.07)  $    (.07)      $     (.15)  $     (.09)
=================================================================================================

                                   The cumulative gain or loss on sale of
                                   computer equipment is included in revenues or costs as appropriate.