Form 10-Q
period 2004-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2004-05-17
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                       COMMONWEALTH INCOME & GROWTH FUND I
                                 BALANCE SHEETS

                                                           MARCH 31,        DECEMBER 31,
                                                             2004              2003
                                                       -------------        ------------
                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                              $      6,420       $      1,409
Lease income receivable, net of allowance for
     doubtful accounts reserve of $299,578 as of
     March 31, 2004 and December 31, 2003                   253,750            250,764
Net investment in direct financing lease                     20,327             22,585
Prepaid expenses                                                685                  -
Other receivables                                                 -                200
                                                       ------------       ------------
                                                            281,182            274,958
                                                       ------------       ------------

Computer equipment, at cost                               2,610,749          2,610,749
Accumulated depreciation                                 (2,266,107)        (2,210,289)
                                                       ------------       ------------
                                                            344,642            400,460
                                                       ------------       ------------
Equipment acquisition costs and deferred expenses, net        5,731              8,733
                                                       ------------       ------------
TOTAL ASSETS                                           $    631,555       $    684,151
                                                       ============       ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                       $      1,676       $      2,097
Accounts payable - affiliated limited partnerships          124,393            124,393
Accounts payable - General Partner                          267,847            261,756
Accounts payable - Commonwealth Capital Corp.                20,423             21,220
Accrued expenses                                              3,000                  -
Unearned lease income                                        18,181             19,769
Notes payable                                               118,280            168,343
                                                       ------------       ------------
TOTAL LIABILITIES                                           553,800            597,578
                                                       ------------       ------------
PARTNERS' CAPITAL
General partner                                               1,000              1,000
Limited partners                                             76,755             85,573
                                                       ------------       ------------
TOTAL PARTNERS' CAPITAL                                      77,755             86,573
                                                       ------------       ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                $    631,555       $    684,151
                                                       ============       ============

                 see accompanying notes to financial statements

                                COMMONWEALTH INCOME & GROWTH FUND I
                                      STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          2004                    2003
                                                       ---------                ---------
                                                                   (UNAUDITED)
INCOME
Lease                                                  $  64,953                $  88,281
Gain on sale of computer equipment                             -                    5,640
                                                       ---------                ---------
TOTAL INCOME                                              64,953                   93,921
                                                       ---------                ---------
EXPENSES
Operating, excluding depreciation                         10,117                   60,801
Equipment management fee - General Partner                 2,302                    4,432
Interest                                                   2,532                    7,750
Depreciation                                              55,818                   66,642
Amortization of equipment
  acquisition costs and deferred expenses                  3,002                    4,391
                                                       ---------                ---------
TOTAL EXPENSES                                            73,771                  144,016
                                                       ---------                ---------
NET (LOSS)                                             $  (8,818)               $ (50,095)
                                                       =========                =========
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $   (0.01)               $   (0.08)
                                                       =========                =========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD        631,124                  631,124
                                                       =========                =========


                 see accompanying notes to financial statements

                       COMMONWEALTH INCOME & GROWTH FUND I
                         STATEMENTS OF PARTNERS' CAPITAL


                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                          (UNAUDITED)
                                                   GENERAL     LIMITED
                                                  PARTNER      PARTNER     GENERAL       LIMITED
                                                   UNITS        UNITS      PARTNER       PARTNER          TOTAL

PARTNERS' CAPITAL - DECEMBER 31, 2003                 50      631,124      $ 1,000       $ 85,573        $ 86,573
                                                --------     --------      -------       --------        --------
  Net (loss)                                                                     -         (8,818)         (8,818)
                                                --------     --------      -------       --------        --------
PARTNERS' CAPITAL - MARCH 31, 2004                    50      631,124      $ 1,000       $ 76,755        $ 77,755
                                                ========     ========      =======       ========        ========


                 see accompanying notes to financial statements

                       COMMONWEALTH INCOME & GROWTH FUND I
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                 2004                  2003
                                                                             -----------            ----------
OPERATING ACTIVITIES                                                                     (UNAUDITED)
Net (loss)                                                                   $   (8,818)             $  (50,095)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                             58,820                  71,033
      (Gain) on sale of computer equipment                                            -                  (5,820)
      Other noncash activities included in
          determination of net (loss)                                           (47,805)                (68,277)
      Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                            (2,986)                 (2,005)
              Other receivables                                                     200                       -
              Prepaid expenses                                                     (685)                      -
         Increase (decrease) in liabilities
              Accounts payable                                                     (421)                  4,097
              Accounts payable, General Partner                                   6,091                  38,931
              Accounts payable, Common Capital Corp.                               (797)                  3,434
              Accounts payable, affiliated limited
               partnerships                                                           -                  10,696
              Other accrued expenses                                              3,000                       -
              Unearned lease income                                              (1,588)                   (138)
                                                                             ----------              ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         5,011                   1,856
                                                                             ----------              ----------
INVESTING ACTIVITIES:
Capital expenditures                                                                  -                  (5,000)
Net proceeds from the sale of computer equipment                                      -                   5,820
Equipment acquisition fees paid to General Partner                                    -                    (200)
                                                                             ----------              ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             -                     620
                                                                             ----------              ----------

Net increase in cash and cash equivalents                                         5,011                   2,476

Cash and cash equivalents, beginning of period                                    1,409                     438
                                                                             ----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    6,420             $     2,914
                                                                             ==========             ===========



                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.      BUSINESS                   Commonwealth Income & Growth Fund I (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp
                                   ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The
                                   Partnership's General Partner is Commonwealth
                                   Income & Growth Fund, Inc. (the "General
                                   Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. Approximately ten to twelve years after the commencement of operations, the
                                   Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the
                                   Partnership will continue until approximately
                                   December 31, 2006.

2.      BUSINESS PLAN              The Partnership, has suffered recurring
                                   losses from operations, declining cash
                                   provided by operating activities, has not paid partner distributions since June 2001, has a partners' capital of approximately
                                   $78,000 at March 31, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note
                                   8), alleging that the named defendant has not returned the proper leased equipment.

                                   The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. The Partnership has made several attempts to transfer the case to another judge. The General Partner has decided that if the court does not hear the lawsuit by June 30, 2004, then the General Partner will seek to transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership and begin the liquidation phase of the Partnership as provided for in the original Partnership agreement. If the court hears the lawsuit by June 30, 2004, and if the outcome of the lawsuit is favorable, the General Partner plans to use the proceeds from the lawsuit to continue current Partnership operations and purchase additional equipment leases, without paying fees to the General Partner, with terms of approximately 12-24 months. If the outcome of the lawsuit is not to the General Partner's satisfaction, then the General Partner plans to begin the liquidation phase of the Partnership. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

                                   The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

3. SUMMARY OF                      BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING
   POLICIES                        The financial information presented as of any
                                   date other than December 31 has been prepared from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2004.

                                   REVENUE RECOGNITION

                                   Through March 31, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2004, there is no impairment.

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

4. NET INVESTMENT                  The following lists the components of the net
   IN DIRECT FINANCING             investment in a direct financing lease as of
   LEASE                           March 31, 2004 and December 31, 2003:

                                                             MARCH  31,   December 31,
                                                                2004         2003
                                                              --------    ------------
                                   Minimum lease payments
                                     receivable                $27,081      $30,090
                                   Less: Unearned Revenue        6,754        7,505
                                                               -------      -------
                                   Net investment in direct
                                     financing lease           $20,327     $ 22,585
                                                               =======     ========

                                   The following is a schedule of future minimum rentals on the noncancellable direct financing lease at March 31, 2004:

                                                                                  Amount
                                                                                ---------
                                   Nine Months Remaining December 31, 2004      $  9,027
                                   Year Ended December 31, 2005                   12,036
                                   Year Ended December 31, 2006                    6,018
                                                                                --------
                                                                                $ 27,081
                                                                                ========


5. COMPUTER                        The Partnership is the lessor of equipment
   EQUIPMENT                       under operating leases with periods ranging
                                   from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                   The Partnership's share of the computer
                                   equipment in which they participate with other partnerships at March 31, 2004 and December 31, 2003 was approximately $448,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2004 and December 31, 2003 was approximately $2,258,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $69,000 and $96,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $381,000 and $537,000, respectively.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2004:

                                                                                Amount
                                                                              ---------
                                   Nine months ended December 31, 2004        $ 119,000
                                   Year ended December 31, 2005                  12,000
                                   Year ended December 31, 2006                   5,000
                                                                              ---------
                                                                              $ 136,000
                                                                              =========


6. RELATED PARTY
   TRANSACTIONS                    REIMBURSABLE EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2004 and 2003, the Partnership recorded $4,000 and $41,000, respectively, for reimbursement of expenses to the General Partner.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2004 and 2003, equipment management fees of approximately $2,000 and $4,000, respectively, were earned by the General Partner.

7. NOTES PAYABLE                   Notes payable consisted of the following:

                                                                                        MARCH 31,          December 31,
                                                                                          2004                 2003
                                                                                        ---------          -----------

                                   Installment notes payable to Banks, interest
                                   ranging from 6.25% to 9.25%; due in monthly
                                   installments ranging from $138 to $7,720,
                                   including interest, with final payments due
                                   from January
                                   through December 2004.                                 93,149             140,640


                                   Installment note payable to a Bank, interest
                                   at 6.50%; due in monthly installments of
                                   $1,003, including interest, with final
                                   payment due June 2006.                                 25,131              27,703
                                                                                       ---------           ---------
                                                                                       $ 118,280           $ 168,343
                                                                                       =========           =========

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2004 are as follows:

                                                                                                       Amount
                                                                                                     ---------
                                   Nine months ended December 31, 2004                               $ 101,123
                                   Year ended December 31, 2005                                         11,252
                                   Year ended December 31, 2006                                          5,905
                                                                                                     ---------
                                                                                                     $ 118,280
                                                                                                     =========

8.      SUPPLEMENTAL               Other  noncash  activities  included in the
        CASH FLOW                  determination  of net income are as follows:
        INFORMATION


Three months ended March 31,                                          2004               2003
----------------------------                                        --------          ---------
Lease income, net of interest expense on
 notes payable realized as a result of
 direct payment of principal by lessee
 to bank
                                                                    $  47,805         $ 68,277
                                                                    =========         ========

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessees to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

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

REVENUE RECOGNITION

Through March 31, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2004 was cash from operations of approximately $5,000. Primary sources of capital for the three months ended March 31, 2003 were cash from operations of approximately $2,000, and the net proceeds received from sale of equipment of approximately $6,000. The primary use of cash for the three months ended March 31, 2003 was for the purchase of computer equipment in the amount of approximately $5,000. There were no distributions paid for the three months ended March 31, 2004 and 2003.

For the three-month period ended March 31, 2004, the Partnership generated cash from operating activities of approximately $5,000, which includes a net loss of approximately $9,000 and depreciation and amortization expenses of approximately $59,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $48,000.

For the three-month period ended March 31, 2003, the Partnership generated cash flows from operating activities of approximately $2,000, which includes a net loss of approximately $50,000, a net gain from the sale of computer of approximately $6,000 and depreciation and amortization expenses of approximately $71,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $68,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $119,000 for the balance of the year ending December 31, 2004 and $17,000 thereafter. At March 31, 2004, outstanding debt was $118,000, with interest rates ranging from 6.25% to 9.25%, payable through June 2006.

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2004 and December 31, 2003 was approximately $448,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2004 and December 31, 2003 was approximately $2,258,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $69,000 and $96,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $381,000 and $537,000, respectively.

The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a partners' capital of approximately $78,000 at March 31, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note 8), alleging that the named defendant has not returned the proper leased equipment.

The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. The Partnership has made several attempts to transfer the case to another judge. The General Partner has decided that if the court does not hear the lawsuit by June 30, 2004, then the General Partner will seek to transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership and begin the liquidation phase of the Partnership as provided for in the original Partnership agreement. If the court hears the lawsuit by June 30, 2004, and if the outcome of the lawsuit is favorable, the General Partner plans to use the proceeds from the lawsuit to continue current Partnership operations and purchase additional equipment leases, without paying fees to the General Partner, with terms of approximately 12-24 months. If the outcome of the lawsuit is not to the General Partner's satisfaction, then the General Partner plans to begin the liquidation phase of the Partnership. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf of the Partnership.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

For the quarter ended March 31, 2004, the Partnership recognized income of approximately $65,000 and expenses of approximately $74,000, resulting in a net loss of approximately $9,000. For the quarter ended March 31, 2003, the Partnership recognized income of approximately $94,000 and expenses of approximately $144,000, resulting in a net loss of approximately $50,000.

Lease income decreased by 26% to approximately $65,000 for the quarter ended March 31, 2004, from approximately $88,000 for the quarter ended March 31, 2003, primarily due to the fact that lease agreements terminated since the quarter ended March 31, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 83% to approximately $10,000 for the quarter ended March 31, 2004, from $61,000 for the quarter ended March 31, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $30,000. There was also a decrease in outside office services of approximately $3,000, a decrease in other insurances of approximately $9,000, a decrease in office supplies of approximately $3,000, a decrease in postage of approximately $2,000 and a decrease in due diligence expenses of approximately $2,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 48% to approximately $2,000 for the quarter ended March 31, 2004, from approximately $4,000 for the quarter ended March 31, 2003. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 17% to approximately $59,000 for the quarter ended March 31, 2004, from approximately $71,000 for the quarter ended March 31, 2003 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with no net book value for the quarter ended March 31, 2003, for a net gain of approximately $6,000. The Partnership did not sell any computer equipment for the quarter ended March 31, 2004.

Interest expense decreased 67% to approximately $3,000 for the quarter ended March 31, 2004 from approximately $8,000 for the quarter ended March 31, 2003; primarily due to older equipment's associated debt being fully paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2004.

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

                                   COMMONWEALTH INCOME & GROWTH
                                   FUND I
                                   BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                   General Partner


May 17, 2004                        By: /s/ George S. Springsteen
------------                            ----------------------------
Date                                        George S. Springsteen
                                            President