Form 10-Q
period 2004-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2004-08-13
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                            COMMONWEALTH INCOME & GROWTH FUND I
                                      BALANCE SHEETS


                                                             JUNE 30,         DECEMBER 31,
                                                              2004               2003
                                                           ------------------------------
                                                           (UNAUDITED)
ASSETS

Cash and cash equivalents                                  $     6,380        $     1,409
Lease income receivable, net of allowance for
     doubtful accounts of $299,578 as of
     June 30, 2004 and December 31, 2003                       285,121            250,764
Net investment in direct financing lease                        18,068             22,585
Prepaid expenses                                                   457                  -
Other receivables                                                    -                200
                                                           ------------------------------
                                                               310,026            274,958
                                                           ------------------------------

Computer equipment, at cost                                  2,587,773          2,610,749
Accumulated depreciation                                    (2,303,736)        (2,210,289)
                                                           ------------------------------
                                                               284,037            400,460
                                                           ------------------------------

Equipment acquisition costs and deferred expenses, net           3,414              8,733
                                                           ------------------------------




TOTAL ASSETS                                               $   597,477        $   684,151
                                                           ==============================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                           $     6,136        $     2,097
Accounts payable - Affiliated limited partnerships             123,122            124,393
Accounts payable - General Partner                             270,844            261,756
Accounts payable - Commonwealth Capital Corp.                    2,531             21,220
Accrued expenses                                                 2,000                  -
Unearned lease income                                           18,863             19,769
Notes payable                                                   77,013            168,343
                                                           ------------------------------
TOTAL LIABILITIES                                              500,509            597,578
                                                           ------------------------------

PARTNERS' CAPITAL
General partner                                                  1,000              1,000
Limited partners                                                95,968             85,573
                                                           ------------------------------
TOTAL PARTNERS' CAPITAL                                         96,968             86,573
                                                           ------------------------------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $   597,477        $   684,151
                                                           ==============================



                 see accompanying notes to financial statements


                                         COMMONWEALTH INCOME & GROWTH FUND I
                                              STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                            2004            2003            2004            2003
                                                          ------------------------        -------------------------
                                                                (UNAUDITED)                     (UNAUDITED)
INCOME
Lease                                                     $ 83,518        $ 83,494        $148,471        $ 171,775
Gain on sale of computer equipment                             949           3,267             949            8,907
                                                          --------        --------        --------        ---------

TOTAL INCOME                                                84,467          86,761         149,420          180,682
                                                          --------        --------        --------        ---------

EXPENSES
Operating, excluding depreciation                            6,321          70,658          16,438          131,459
Equipment management fee - General Partner                       -           4,157           2,302            8,589
Interest                                                     1,755           6,402           4,287           14,152
Depreciation                                                54,861          59,562         110,679          126,204
Amortization of equipment
  acquisition costs and deferred expenses                    2,317           4,171           5,319            8,562
                                                          --------        --------        --------        ---------
TOTAL EXPENSES                                              65,254         144,950         139,025          288,966
                                                          --------        --------        --------        ---------

NET INCOME (LOSS)                                         $ 19,213        $(58,189)       $ 10,395        $(108,284)
                                                          ========        ========        ========        =========

NET INCOME (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                        $   0.03        $  (0.09)       $   0.02        $   (0.17)
                                                          ========        ========        ========        =========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          631,124         631,124         631,124          631,124
                                                          ========        ========        ========        =========




                 see accompanying notes to financial statements

                                 COMMONWEALTH INCOME & GROWTH FUND I
                                   STATEMENTS OF PARTNERS' CAPITAL

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                    (UNAUDITED)

                                                GENERAL     LIMITED
                                                PARTNER     PARTNER    GENERAL    LIMITED
                                                 UNITS       UNITS     PARTNER    PARTNER    TOTAL
                                                ---------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003                50     631,124    $ 1,000    $85,573   $86,573
                                                ---------------------------------------------------

  Net income                                                                 -     10,395    10,395
                                                ---------------------------------------------------
PARTNERS' CAPITAL - JUNE 30, 2004                    50     631,124    $ 1,000    $95,968   $96,968
                                                ===================================================





                 see accompanying notes to financial statements

                                COMMONWEALTH INCOME & GROWTH FUND I
                                      STATEMENTS OF CASH FLOW
                          FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                   2004                   2003
                                                                 --------               ---------
OPERATING ACTIVITIES                                                       (UNAUDITED)
Net income (loss)                                                $ 10,395               $(108,284)
Adjustments to reconcile net income (loss) to net cash
   (used in) operating activities
     Depreciation and amortization                                115,998                 134,766
     (Gain) on sale of computer equipment                            (949)                 (8,907)
     Other noncash activities included in
          determination of net income (loss)                      (86,813)               (134,255)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                             (34,357)                    648
              Other receivables                                       200                       -
              Prepaid expenses                                       (457)                      -
         Increase (decrease) in liabilities
              Accounts payable                                      4,039                  (2,718)
              Accounts payable, General Partner                     9,088                  69,169
              Accounts payable, Commonwealth Capital Corp.        (18,689)                 27,420
              Accounts payable, Affiliated limited partnerships    (1,271)                 14,539
              Other accrued expenses                                2,000                       -
              Unearned lease income                                  (906)                   (138)
                                                                 --------               ---------
NET CASH (USED IN) OPERATING ACTIVITIES                            (1,722)                 (7,760)
                                                                 --------               ---------

INVESTING ACTIVITIES:
Capital expenditures                                                    -                  (5,000)
Net proceeds from the sale of computer equipment                    6,693                  18,374
Equipment acquisition fees paid to General Partner                      -                    (200)
                                                                 --------               ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           6,693                  13,174
                                                                 --------               ---------

Net increase in cash and cash equivalents                           4,971                   5,414
Cash and cash equivalents, beginning of period                      1,409                     438
                                                                 --------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  6,380               $   5,852
                                                                 ========               =========




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

2.   BUSINESS PLAN           The Partnership has suffered recurring losses from
                             operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a partners' capital of approximately $97,000 at June 30, 2004 and CCC filed a lawsuit on the Partnership's behalf (see
                             Note 9), alleging that the named defendant has not returned the proper leased equipment.

                             The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. On June 9, 2004, the court heard oral arguments on the Defendant's second motion for summary judgment, which was denied. The Court set September 7, 2004 as the date for the trial. The Partnership has made several attempts to transfer the case to another judge. Due to the ongoing delays, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. The General Partner has decided that if the court continues to delay throughout the year, then the General Partner will seek to transfer this litigated lease into a third party qualified Trusteeship for distribution (proportionately to investors) after completion of the lawsuit. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

                             The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

3.   SUMMARY OF              BASIS OF PRESENTATION
     SIGNIFICANT
     ACCOUNTING              The financial information presented as of any date
     POLICIES                other than December 31 has been prepared from the
                             books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form
                             10-K for the year ended December 31, 2003.
                             Operating results for the six-month period ended
                             June 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                             REVENUE RECOGNITION

                             Through June 30, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

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

                             LIQUIDATION POLICIES

                             The Partnership has begun liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

                             LONG-LIVED ASSETS

                             The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2004, there is no impairment.

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

4.   NET INVESTMENT IN       The following lists the components of the net
     DIRECT FINANCING        investment in a direct financing lease as of June
     LEASE                   30, 2004 and December 31, 2003:


                                                           JUNE 30, December 31,
                                                            2004       2003
                          ------------------------------------------------------
                          Minimum lease payments
                            receivable                     $24,072      $ 30,090
                          Less: Unearned Revenue             6,004         7,505
                          ------------------------------------------------------
                          Net investment in direct
                            financing lease                $18,068      $ 22,585
                          ------------------------------------------------------



                          The following is a schedule of future minimum rentals on the noncancellable direct financing lease at June 30, 2004:
                                                                         Amount
                          ------------------------------------------------------
                            Six Months Ending December 31, 2004          $ 6,018
                            Year Ended December 31, 2005                  12,036
                            Year Ended December 31, 2006                   6,018
                                                                         -------
                                                                         $24,072
                          ------------------------------------------------------

5.   COMPUTER                The Partnership is the lessor of equipment under
     EQUIPMENT               operating leases with periods ranging from 14 to 48
                             months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                             The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $432,000 and $448,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $2,221,000 and $2,258,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $42,000 and $96,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $225,000 and $537,000, respectively.

                             The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2004:

                                                                       Amount
                             ---------------------------------------------------

                               Six months ending December 31, 2004     $69,000
                               Year ended December 31, 2005             13,000
                               Year ended December 31, 2006              5,000
                                                                       -------
                                                                       $87,000
                                                                       =======

6.   RELATED PARTY           REIMBURSABLE EXPENSES
     TRANSACTIONS
                             The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General
                             Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.
                             During the six months ended June 30, 2004 and 2003, the Partnership recorded $32,000 and $88,000, respectively, for reimbursement of expenses to the General Partner.


                             EQUIPMENT MANAGEMENT FEE

                             The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or
                             (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2004 and 2003, equipment management fees of approximately $2,000 and $9,000, respectively, were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

7.   NOTES PAYABLE           Notes payable consisted of the following:

                                                               JUNE 30,      December 31,
                                                                2004             2003
                             ----------------------------------------------------------
                             Installment notes payable to
                             Banks, interest ranging from
                             6.25% to 9.25%; due in
                             monthly installments ranging
                             from $138 to $7,720,
                             including interest, with final
                             payments due from January
                             through December 2004.            $54,497         $140,640


                             Installment note payable to a
                             Bank, interest at 6.50%; due
                             in monthly installments of
                             $1,003, including interest,
                             with final payment due June
                             2006.                              22,516           27,703
                                                               -------         --------
                                                               $77,013         $168,343
                                                               =======         ========

                             These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2004 are as follows:

                                                                                Amount
                             ----------------------------------------------------------
                             Six months ending December 31, 2004                $59,856
                             Year ended December 31, 2005                        11,252
                             Year ended December 31, 2006                         5,905
                                                                                -------
                                                                                $77,013
                                                                                =======

8.   SUPPLEMENTAL            Other noncash activities included in the
     CASH FLOW               determination  of net income are as follows:
     INFORMATION

Six months ended June 30,                                   2004      2003
----------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to
     bank
                                                          $86,813   $134,255
----------------------------------------------------------------------------

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

                             The lawsuit had been scheduled for February 9, 2004, but that has been postponed. On June 9, 2004, the court heard oral arguments on the Defendant's second motion for summary judgment, which the court denied. The Court set September 7, 2004 as the date for the trial.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 3 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

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

REVENUE RECOGNITION

Through June 30, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six months ended June 30, 2004 and 2003 was net proceeds from sale of equipment of approximately $7,000 and $18,000, respectively. The primary uses of cash for the six months ended June 30, 2004 and 2003 was for cash used in operations of approximately $2,000 and $8,000, respectively, and for the purchase of computer equipment in the amount of approximately $5,000 for the six months ended June 30, 2003. There was no equipment purchased for the six months ended June 30, 2004. There were no distributions paid for the six months ended June 30, 2004 and 2003.

For the six-month period ended June 30, 2004, the Partnership used cash from operating activities of approximately $2,000, which includes net operating income of approximately $10,000 and depreciation and amortization expenses of approximately $116,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $87,000.

For the six-month period ended June 30, 2003, the Partnership used cash for operating activities of $8,000, which includes a net operating loss of $108,000, a net gain from the sale of computer equipment of $9,000 and depreciation and amortization expenses of $135,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $134,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $69,000 for the balance of the year ending December 31, 2004 and $18,000 thereafter. At June 30, 2004, outstanding debt was approximately $77,000, with interest rates ranging from 6.25% to 9.25%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $432,000 and $448,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $2,221,000 and $2,258,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $42,000 and $96,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $225,000 and $537,000, respectively.

The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a partners' capital of approximately $97,000 at June 30, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

The lawsuit, which was originally filed in 2001, still has not been heard by the court due to several postponements by the judge assigned to the lawsuit. On June 9, 2004, the court heard oral arguments on the Defendant's second motion for summary judgment, which was denied. The Court set September 7, 2004 as the date for the trial. The Partnership has made several attempts to transfer the case to another judge. Due to the ongoing delays, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. The General Partner has decided that if the court continues to delay throughout the year, then the General Partner will seek to transfer this litigated lease into a third party qualified Trusteeship for distribution (proportionately to investors) after completion of the lawsuit. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

The Partnership has begun liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

For the quarter ended June 30, 2004, the Partnership recognized income of approximately $84,000 and expenses of approximately $65,000, resulting in net income of approximately $19,000. For the quarter ended June 30, 2003, the Partnership recognized income of approximately $87,000 and expenses of approximately $145,000, resulting in a net loss of approximately $58,000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 91% to approximately $6,000 for the quarter ended June 30, 2004, from $71,000 for the quarter ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $22,000. There was also a decrease in printing services of approximately $6,000, a decrease in professional services of approximately $12,000, a decrease in office supplies of approximately $2,000, a decrease in outside office services of approximately $6,000, a decrease in partnership tax of approximately $5,000, a decrease in postage of approximately $2,000 and a decrease in due diligence expenses of approximately $7,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee for the quarter ended June 30, 2003 was approximately $4,000. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 10% to approximately $57,000 for the six months ended June 30, 2004, from approximately $64,000 for the quarter ended June 30, 2003 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of approximately $6,000 for the quarter ended June 30, 2004, for a net gain of approximately $1,000. The Partnership sold computer equipment with a net book value of approximately $9,000 for the quarter ended June 30, 2003, for a net gain of approximately $3,000.

Interest expense decreased 73% to approximately $2,000 for the quarter ended June 30, 2004 from approximately $6,000 for the quarter ended June 30, 2003; primarily due to older equipment's associated debt being fully paid.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

For the six months ended June 30, 2004, the Partnership recognized income of approximately $149,000 and expenses of approximately $139,000, resulting in net income of approximately $10,000. For the six months ended June 30, 2003, the Partnership recognized income of approximately $181,000 and expenses of approximately $289,000, resulting in a net loss of approximately $108,000.

Lease income decreased by 14% to approximately $148,000 for the six months ended June 30, 2004, from approximately $172,000 for the six months ended June 30, 2003, primarily due to the fact that lease agreements terminated since the six months ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 87% to approximately $16,000 for the six months ended June 30, 2004, from $131,000 for the six months ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $52,000. There was also a decrease in outside office services of approximately $6,000, a decrease in other insurances of approximately $8,000, a decrease in taxes of approximately $5,000, a decrease in printing of approximately $5,000, a decrease in professional services of approximately $11,000, a decrease in communications of approximately $2,000, a decrease in conventions of approximately $2,000, a decrease in office supplies of approximately $4,000, a decrease in postage of approximately $3,000 and a decrease in due diligence expenses of approximately $9,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 73% to approximately $2,000 for the six months ended June 30, 2004, from approximately $9,000 for the six months ended June 30, 2003. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 14% to approximately $116,000 for the six months ended June 30, 2004, from approximately $135,000 for the six months ended June 30, 2003 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of approximately $6,000 for the six months ended June 30, 2004, for a net gain of approximately $1,000. The Partnership sold computer equipment with a net book value of approximately $9,000 for the six months ended June 30, 2003, for a net gain of approximately $9,000.

Interest expense decreased 70% to approximately $4,000 for the six months ended June 30, 2004 from approximately $14,000 for the six months ended June 30, 2003; primarily due to older equipment's associated debt being fully paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2004.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                             The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania originally assigned a trial date for May 14, 2003, and then rescheduled for June 9, 2003. The lawsuit had been scheduled for February 9, 2004, but that has been postponed. A date of June 9, 2004 was scheduled, but that also has been postponed. The current trial date is scheduled for September 7, 2004.

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

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND I
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner


August 13, 2004                             By: /s/ George S. Springsteen
---------------                                --------------------------
Date                                        George S. Springsteen
                                            President