Form 10-Q
period 2004-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2004-11-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 33-69996

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2735641
-------------------------------          ---------------------------------------
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

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                                 BALANCE SHEETS

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                           2004               2003
                                                       --------------------------------
                                                       (UNAUDITED)
ASSETS

Cash and cash equivalents                                $   24,129        $     1,409
Lease income receivable, net of allowance for
     doubtful accounts of $428,578 as of
     September 30, 2004 and $299,578
     as of December 31, 2003                                132,076            250,764
Net investment in direct financing lease                     15,810             22,585
Prepaid expenses                                                228                  -
Other receivables                                               213                200
                                                       --------------------------------
                                                            172,456            274,958
                                                       --------------------------------

Computer equipment, at cost                               1,400,689          2,610,749
Accumulated depreciation                                 (1,185,381)        (2,210,289)
                                                       --------------------------------
                                                            215,308            400,460
                                                       --------------------------------

Equipment acquisition costs and deferred expenses, net        1,199              8,733
                                                       --------------------------------

TOTAL ASSETS                                            $   388,963       $    684,151
                                                       ================================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                        $     3,817        $     2,097
Accounts payable - Affiliated limited partnerships           95,799            124,393
Accounts payable - General Partner                          224,735            261,756
Accounts payable - Commonwealth Capital Corp.                 1,538             21,220
Accrued expenses                                              2,000                  -
Unearned lease income                                        20,775             19,769
Notes payable                                                38,537            168,343
                                                       --------------------------------
TOTAL LIABILITIES                                           387,201            597,578
                                                       --------------------------------

PARTNERS' CAPITAL
General partner                                               1,000              1,000
Limited partners                                                762             85,573
                                                       --------------------------------
TOTAL PARTNERS' CAPITAL                                       1,762             86,573
                                                       --------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $   388,963       $    684,151
                                                       ================================



                 see accompanying notes to financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                            STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -------------------------------       -------------------------------
                                                               2004              2003               2004              2003
                                                          ---------------------------------------------------------------------
                                                                     (UNAUDITED)                           (UNAUDITED)
INCOME
Lease                                                       $  61,475         $    80,818        $  209,932        $   252,593
Interest and other                                                793                   -               807                  -
                                                          ---------------------------------------------------------------------
TOTAL INCOME                                                   62,268              80,818           210,739            252,593
                                                          ---------------------------------------------------------------------

EXPENSES
Operating                                                      10,263              36,403           (23,508)           167,862
Equipment management fee - General Partner                          -               4,041             2,302             12,630
Interest                                                        1,058               5,088             5,345             19,240
Depreciation                                                   54,383              56,477           165,062            182,681
Amortization of equipment
  acquisition costs and deferred expenses                       2,215               4,115             7,534             12,677
Bad debt expense                                              129,000                   -           129,000                  -
Loss/(gain) on sale of computer equipment                      10,764               6,421             9,815             (2,486)
                                                          ---------------------------------------------------------------------
TOTAL EXPENSES                                                207,683             112,545           295,550            392,604
                                                          ---------------------------------------------------------------------

NET (LOSS)                                                 $ (145,415)        $   (31,727)       $  (84,811)       $  (140,011)
                                                          =====================================================================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                         $    (0.23)        $     (0.05)       $    (0.13)       $     (0.22)
                                                          =====================================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD             631,124             631,124           631,124            631,124
                                                          =====================================================================

                 see accompanying notes to financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                         (UNAUDITED)
                                               -----------------------------------------------------------------
                                               GENERAL     LIMITED
                                               PARTNER     PARTNER    GENERAL         LIMITED
                                                UNITS      UNITS      PARTNER         PARTNER           TOTAL
                                               -----------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003              50      631,124    $ 1,000         $ 85,573         $ 86,573
  Net (loss)                                                                -          (84,811)         (84,811)
                                               -----------------------------------------------------------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2004             50      631,124    $ 1,000           $  762          $ 1,762
                                               =================================================================


                 see accompanying notes to financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                              2004                  2003
                                                         -----------------------------------
OPERATING ACTIVITIES                                       (UNAUDITED)          (UNAUDITED)
Net income (loss)                                         $   (84,811)         $  (140,011)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
       Depreciation and amortization                          172,596              195,358
       Loss (gain) on sale of computer equipment                9,815               (2,486)
       Bad debt expense                                       129,000                    -
      Other noncash activities included in
          determination of net (loss)                        (123,031)            (200,801)
      Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                         (10,312)                 494
              Other receivables                                   (13)                   -
              Prepaid expenses                                   (228)                   -
         Increase (decrease) in liabilities
              Accounts payable                                  1,720               (3,683)
              Accounts payable, General Partner               (37,021)              98,897
              Accounts payable, Commonwealth Capital
                 Corp.                                        (19,682)              23,925
              Accounts payable, Affiliated limited
                 partnerships                                 (28,594)              20,288
              Other accrued expenses                            2,000                    -
              Unearned lease income                             1,006                 (137)
                                                         ----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            12,445               (8,156)
                                                         ----------------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                -               (5,000)
Net proceeds from the sale of computer equipment               10,275               21,493
Equipment acquisition fees paid to General Partner                  -                 (200)
                                                         ----------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      10,275               16,293
                                                         ----------------------------------

Net increase in cash and cash equivalents                      22,720                8,137
Cash and cash equivalents, beginning of period                  1,409                  438
                                                         ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    24,129          $     8,575
                                                         ==================================

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

2. BUSINESS PLAN           The Partnership has suffered recurring losses from
                           operations, declining cash provided by operating activities, has not paid partner distributions since
                           June 2001, has a partners' capital of approximately
                           $2,000 at September 30, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

                           The lawsuit was originally filed in 2001. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. We are currently waiting for a court date from the court of appeals. Due to the ongoing delays, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. The General Partner has decided that if the court continues to delay throughout the year, then the General Partner will seek to transfer this litigated lease into a third party qualified Trusteeship for distribution (proportionately to investors) after completion of the lawsuit. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

                           The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

3. SUMMARY OF
   SIGNIFICANT             BASIS OF PRESENTATION
   ACCOUNTING
   POLICIES                The financial information presented as of any date
                           other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                           REVENUE RECOGNITION

                           Through September 30, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                           The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                           USE OF ESTIMATES

                           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           LIQUIDATION POLICIES

                           The Partnership began liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

                           LONG-LIVED ASSETS

                           The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2004, there is no impairment.

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

                           CASH AND CASH EQUIVALENTS

                           The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. The Partnership maintains its cash balances in a financial institution. At times, the balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

4. NET INVESTMENT IN       The following lists the components of the net
   DIRECT FINANCING        investment in a direct financing lease as of
   LEASE                   September 30, 2004 and December 31, 2003:

                                                                   SEPTEMBER 30,    December 31,
                                                                      2004              2003
                            --------------------------------------------------------------------
                            Minimum lease payments receivable
                                                                    $ 21,063           $ 30,090
                            Less: Unearned Revenue                     5,253              7,505
                            --------------------------------------------------------------------
                            Net investment in direct financing
                                lease                               $ 15,810           $ 22,585
                            ====================================================================

                           The following is a schedule of future minimum rentals on the noncancellable direct financing lease at September 30, 2004:

                                                                                   Amount
                           ----------------------------------------------------------------
                               Three Months ending December 31, 2004             $   3,009
                               Year Ended December 31, 2005                         12,036
                               Year Ended December 31, 2006                          6,018
                                                                                 ----------
                                                                                 $  21,063
                           ================================================================

5. COMPUTER                The Partnership is the lessor of equipment under
   EQUIPMENT               operating leases with periods ranging from 14 to 48
                           months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                           The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $448,000 for both periods, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,258,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $15,000 and $96,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $67,000 and $537,000, respectively.

                           The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2004:

                                                                                    Amount
                           -----------------------------------------------------------------
                               Three months ending December 31, 2004            $    22,000
                               Year ended December 31, 2005                          13,000
                               Year ended December 31, 2006                           5,000
                                                                                ------------
                                                                                $    40,000
                           =================================================================

6. RELATED PARTY           REIMBURSABLE EXPENSES
   TRANSACTIONS
                           The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.
                           During the nine months ended September 30, 2004 and 2003, the Partnership recorded income of ($13,000) and expense of $121,000, respectively, for reimbursement of expenses to the General Partner.

                           EQUIPMENT MANAGEMENT FEE

                           The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2004 and 2003, equipment management fees of approximately $2,000 and $13,000, respectively, were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of September 30, 2004 and December 31, 2003, the unpaid balance was approximately $31,000 and $29,000, respectively.

7. NOTES PAYABLE           Notes payable consisted of the following:

                                                                                SEPTEMBER 30,       December 31,
                                                                                     2004               2003
                              ---------------------------------------------------------------------------------
                               Installment notes payable to Banks, interest
                               ranging from 6.25% to 9.25%; due in monthly
                               installments ranging from $138 to $7,720,
                               including interest, with final payments due
                               from January through December 2004.             $    18,679         $   140,640


                               Installment note payable to a Bank, interest
                               at 6.50%; due in monthly installments of
                               $1,003, including interest, with final
                               payment due June 2006.                               19,858              27,703
                              ---------------------------------------------------------------------------------
                                                                               $    38,537         $   168,343
                              =================================================================================

                           These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2004 are as follows:

                                                                                    Amount
                           -----------------------------------------------------------------
                              Three months ending December 31, 2004           $      21,380
                              Year ended December 31, 2005                           11,252
                              Year ended December 31, 2006                            5,905
                                                                              -------------
                                                                              $      38,537
                                                                              =============

8. SUPPLEMENTAL            Other noncash activities included in the
   CASH FLOW               determination of net income are as follows:
   INFORMATION

Nine months ended September 30,                           2004         2003
--------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to
     bank                                              $  123,031   $  200,801
--------------------------------------------------------------------------------

                           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessees to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

9. LITIGATION              The Partnership, through CCC, has initiated a lawsuit
                           against a customer for the non-return of leased equipment. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The Partnership has approximately
                           $121,000 of unreserved accounts receivable relating to this matter. The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.

                           The lawsuit had been scheduled for February 9, 2004, but that has been postponed. On June 9, 2004, the court heard oral arguments on the Defendant's second motion for summary judgment, which the court denied. On or around July 28, 2004, the judge presiding over the case granted summary judgment in favor of Getronics. We were notified on or approximately August 30, 2004 and shortly thereafter, we filed an appeal. We are currently awaiting a court date with the court of appeals.

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

REVENUE RECOGNITION

Through September 30, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the nine months ended September 30, 2004 and 2003 were net proceeds from sale of equipment of approximately $10,000 and $22,000, respectively and cash generated from operating activities of approximately $12,000 for the nine months ended September 30, 2004. The primary uses of cash for the nine months ended September 30, 2003 was for cash used in operations of approximately $8,000 and for the purchase of computer equipment in the amount of approximately $5,000. There was no equipment purchased for the nine months ended September 30, 2004. There were no distributions paid for the nine months ended September 30, 2004 and 2003.

For the nine-month period ended September 30, 2004, the Partnership generated cash from operating activities of approximately $12,000, which includes net operating income of approximately $44,000, a net loss on sale of equipment of equipment of approximately $10,000 and depreciation and amortization expenses of approximately $173,000. Other non-cash activities included in the determination of net income include an allowance for doubtful accounts of approximately $129,000 and direct payments of lease income by lessees to banks of $123,000.

For the nine-month period ended September 30, 2003, the Partnership used cash for operating activities of $8,000, which includes a net operating loss of $140,000, a net gain from the sale of computer equipment of $2,000 and depreciation and amortization expenses of $195,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $201,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $22,000 for the balance of the year ending December 31, 2004 and $18,000 thereafter. At September 30, 2004, outstanding debt was approximately $39,000, with interest rates ranging from 6.25% to 9.25%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $448,000 for both periods, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,258,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $15,000 and $96,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $67,000 and $537,000, respectively.

The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has partners' capital of approximately $2,000 at September 30, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

The lawsuit was originally filed in 2001. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. We are currently waiting for a court date from the court of appeals. Due to the ongoing delays, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. The General Partner has decided that if the court continues to delay throughout the year, then the General Partner will seek to transfer this litigated lease into a third party qualified Trusteeship for distribution (proportionately to investors) after completion of the lawsuit. If the Partnership's cash is insufficient from operations or if the trust has insufficient cash, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

The Partnership began liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

For the quarter ended September 30, 2004, the Partnership recognized income of approximately $62,000 and expenses of approximately $208,000, resulting in a net loss of approximately $146,000. For the quarter ended September 30, 2003, the Partnership recognized income of approximately $81,000 and expenses of approximately $113,000, resulting in a net loss of approximately $32,000.

Lease income decreased by 24% to approximately $61,000 for the quarter ended September 30, 2004, from approximately $81,000 for the quarter ended September 30, 2003, primarily due to the fact that lease agreements terminated since September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 72% to approximately $10,000 for the quarter ended September 30, 2004, from $36,000 for the quarter ended September 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $22,000. There was also a decrease in printing services of approximately $3,000, a decrease in postage of approximately $2,000, an increase in legal fees of approximately $4,000 and an increase in remarketing fees of approximately $1,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee for the quarter ended September 30, 2003 was approximately $4,000. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 7% to approximately $57,000 for the quarter ended September 30, 2004, from approximately $61,000 for the quarter ended September 30, 2003 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership recorded an allowance for doubtful accounts reserve for approximately $129,000 for the quarter ended September 30, 2004 relating the pending lawsuit discussed in Footnote 9 of the financial statements. There was no reserve booked for the quarter ended September 30, 2003.

The Partnership sold computer equipment with a net book value of approximately $14,000 for the quarter ended September 30, 2004, for a net loss of approximately $11,000. The Partnership sold computer equipment with a net book value of approximately $9,000 for the quarter ended September 30, 2003, for a net loss of approximately $6,000.

Interest expense decreased 79% to approximately $1,000 for the quarter ended September 30, 2004 from approximately $5,000 for the quarter ended September 30, 2003, primarily due to older equipment's associated debt being fully paid.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, the Partnership recognized income of approximately $211,000 and expenses of approximately $296,000, resulting in a net loss of approximately $85,000. For the nine months ended September 30, 2003, the Partnership recognized income of approximately $255,000 and expenses of approximately $395,000, resulting in a net loss of approximately $140,000.

Lease income decreased by 17% to approximately $210,000 for the nine months ended September 30, 2004, from approximately $253,000 for the nine months ended September 30, 2003, primarily due to the fact that lease agreements terminated since September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 114% to approximately ($24,000) of income for the nine months ended September 30, 2004, from $168,000 for the nine months ended September 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $124,000. There was also a decrease in printing services of approximately $8,000, a decrease in professional services of approximately $7,000, a decrease in outside office services of approximately $8,000, a decrease in insurances of approximately $8,000, a decrease in due diligence of approximately $10,000, a decrease in postage of approximately $5,000, a decrease in office equipment rental of approximately $2,000, a decrease in office supplies of approximately $6,000 and a decrease in partnership taxes of approximately $5,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 73% to approximately $2,000 for the nine months ended September 30, 2004, from approximately $13,000 for the nine months ended September 30, 2003. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 12% to approximately $173,000 for the nine months ended September 30, 2004, from approximately $195,000 for the nine months ended September 30, 2003 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership recorded an allowance for doubtful accounts reserve for approximately $129,000 for the nine months ended September 30, 2004 relating the pending lawsuit discussed in Footnote 9 of the financial statements. There was no reserve booked for the nine months ended September 30, 2003.

The Partnership sold computer equipment with a net book value of approximately $20,000 for the nine months ended September 30, 2004, for a net loss of approximately $10,000. The Partnership sold computer equipment with a net book value of approximately $19,000 for the nine months ended September 30, 2003, for a net gain of approximately $2,000.

Interest expense decreased 72% to approximately $5,000 for the nine months ended September 30, 2004 from approximately $19,000 for the nine months ended September 30, 2003, primarily due to older equipment's associated debt being fully paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2004.

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

                  The defendant filed for a Summary Judgment on February 20, 2001, and the plaintiff filed an opposition to this Summary Judgment. On September 29, 2001, the Federal District Court of the Eastern District of Pennsylvania denied the defendant's request for Summary Judgment. As of March 29, 2002, the pre-trial conference was completed. On February 13, 2003, the Federal District Court of the Eastern District of Pennsylvania originally assigned a trial date for May 14, 2003, and then rescheduled for June 9, 2003. The lawsuit had been scheduled for February 9, 2004, but that has been postponed. A date of June 9, 2004 was scheduled, but that also has been postponed. On or around July 28, 2004, the judge presiding over the case granted Summary Judgment in favor of Getronics. We were notified on or approximately August 30, 2004 and shortly thereafter, we filed an appeal. We are currently awaiting a court date with the court of appeals.

         Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                                              COMMONWEALTH INCOME & GROWTH
                                              FUND I
                                              BY: COMMONWEALTH INCOME & GROWTH
                                              FUND, INC. General Partner

November 15, 2004                             By: /s/ George S. Springsteen
-----------------                                ---------------------------
Date                                          George S. Springsteen
                                              President