Form 10-K
period 2004-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2005-03-31
CIK 913141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class to                  Name of exchange on
             be so registered                       which each class
                                                  is to be registered

                  None                                     N/A
                  ----                                     ---

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES |_| NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996).

                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Business                                                                  3
Item 2.     Properties                                                               11
Item 3.     Legal Proceedings                                                        11
Item 4.     Submission of Matters to a Vote of Security Holders                      12

                                          PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters       12
Item 6.     Selected Financial Data                                                  15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               20
Item 8.     Financial Statements and Supplementary Data                              20
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                     20
Item 9A.    Controls and Procedures                                                  21
Item 9B.    Other Information                                                        21

                                          PART III

Item 10.    Directors and Executive Officers of the Registrant                       21
Item 11.    Executive Compensation                                                   24
Item 12.    Security Ownership of Certain Beneficial Owners and Management           24
Item 13.    Certain Relationships and Related Transactions                           24
Item 14.    Principal Accountant Fees and Services                                   31

                                          PART IV

Item 15.    Exhibits and Financial Statement Schedules                               32

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1: BUSINESS

GENERAL

      Commonwealth Income and Growth Fund I ( the "Partnership") was formed on August 26, 1993 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on December 17, 1993 (the "Offerings"). The Partnership terminated its offering of Units on May 11, 1995, with 631,358 Units sold ($12,623,682) and 749 investors admitted as Limited Partners of the Partnership.

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

      As of December 31, 2004, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

      The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

      Commonwealth Capital Corp. filed a lawsuit on the Partnership's behalf, alleging that the named defendant has not returned the proper leased equipment. The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). Commonwealth expects a response to the brief on or around July 2005. Due to the ongoing delays, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. If the Partnership's cash is insufficient from operations, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership. The General Partner intends to review and assess the Partnership's business plan on a quarterly basis during 2005.

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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2004, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 32 different companies located throughout the United States. The allocations are as follows:

               --------------------------------- -------------------
                         Equipment Type          Approximate %
               ----------------------------------------------------
                            Servers                    35%
               ----------------------------------------------------
                          Workstations                 23%
               ----------------------------------------------------
                         Tape Libraries                16%
               ----------------------------------------------------
                        Escon Directors                 9%
               ----------------------------------------------------
                        Tape Subsystems                 6%
               ----------------------------------------------------
                        Optical Storage                 6%
               ----------------------------------------------------
                       High-End Printers                2%
               ----------------------------------------------------
                            Routers                     2%
               ----------------------------------------------------
                        Low-End Printers                1%
               ----------------------------------------------------
                             Total                     100%
               ----------------------------------------------------

      During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

      The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General
Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to

48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout Net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2004, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2004, we have entered into one Capital Lease.

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

      The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2004, all leases that have been entered into are "triple net leases".

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

      The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the

Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

      The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred. The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2004, the aggregate nonrecourse debt outstanding of $17,000 was 1.3% of the aggregate cost of the Equipment owned.

      The Partnership has and may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2004, the Partnership has not exercised this option.

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

      Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2004, no such agreements existed.

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

REFINANCING POLICIES

      Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. During 2002, the Partnership refinanced one of its notes payable. The note payable, originally set to expire in February 2004, currently will expire in June 2006. Simultaneous with the refinancing, the Partnership entered into a Direct Financing Capital Lease with the lessee for this Equipment.

      Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

      The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2006. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2006, the General Partner may at any time cause the Partnership to dispose of all its Equipment and dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

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

      Through March 29, 2005, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

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

EMPLOYEES

      The Partnership has no employees and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which has 34 employees as of December 31, 2004.

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

            CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third

            Circuit,  related  to the  case of  Commonwealth  Capital  Corp  vs.
            Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). Commonwealth expects a response to the brief on or around July 2005.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2004, there were 749 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

      In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. For the twelve months ending December 31, 2004, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

      There were no quarterly distributions paid to the Limited Partners during 2004, 2003 and 2002.

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

ITEM 6:  SELECTED FINANCIAL DATA

      The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years in the period ending December 31, 2004. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                             YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------------------------------
Statements of Operations Data:      2004           2003           2002           2001          2000
--------------------------------------------------------------------------------------------------------
Lease Income                     $   258,552    $   331,958    $   405,772    $   764,635   $ 1,790,339
--------------------------------------------------------------------------------------------------------

Net (Loss) / Income                 (136,479)      (114,587)      (237,111)       170,529      (205,279)
--------------------------------------------------------------------------------------------------------

Cash Distributions                        --             --             --        315,490     1,031,324
--------------------------------------------------------------------------------------------------------

Net (Loss) / Income Per                 (.22)          (.18)          (.38)           .27          (.34)
Limited Partner Unit
--------------------------------------------------------------------------------------------------------

Cash Distribution Per Limited             --             --             --            .50          1.62
Partner Unit
--------------------------------------------------------------------------------------------------------


                                                    AS OF DECEMBER 31,
--------------------------------------------------------------------------------------------------------

Other Data:                          2004           2003           2002           2001          2000
--------------------------------------------------------------------------------------------------------
 Net cash (used in) provided
   by operating activities       $    27,849    ($   64,210)   ($    2,263)   $   256,758   $   513,403
--------------------------------------------------------------------------------------------------------

  Net cash provided by (used
   in) investing activities           16,989         65,181        (10,329)           678       365,210
--------------------------------------------------------------------------------------------------------

  Net cash provided by (used
   in) financing activities               --             --         11,948       (320,931)   (1,031,324)
--------------------------------------------------------------------------------------------------------


                                                            AS OF DECEMBER 31,
-------------------------------------------------------------------------------------------------------

                                     2004           2003           2002           2001          2000
-------------------------------------------------------------------------------------------------------

Total Assets                     $   299,109    $   684,151    $   968,125    $ 1,108,320   $   839,551
-------------------------------------------------------------------------------------------------------

Notes Payable                         17,158        168,343        444,732        500,585        67,647
-------------------------------------------------------------------------------------------------------

Partners' Capital                    (49,906)        86,573        201,160        438,271       583,232
-------------------------------------------------------------------------------------------------------

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

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through December 31, 2004, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 2004, the Partnership provided cash flow from operating activities of $28,000, which includes a loss of $136,000, and loss from the sale of computer equipment of $13,000, and was reduced by depreciation and amortization expenses of $236,000. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $142,000.

      The Partnership's primary sources of capital for the year ended December 31, 2004 was cash from operations of $28,000, and proceeds from the sale of computer equipment of $17,000, $70,000, and $24,000 in 2004, 2003 and 2002,
respectively. The primary uses of cash for the years ended December 31, 2003 and 2002 were $64,000 and $2,000, respectively, used in operations and capital expenditures for new equipment totaling $5,000, and $25,000 for the years ended December 31, 2003 and 2002, respectively. There were no distributions paid in 2004, 2003 and 2002 mainly due to the litigation with Getronics, declining lease revenues and declining cash from operations.

      Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

      The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2004, future minimum rentals on noncancellable operating and capital leases decreased to $30,000, down from $215,000 and $545,000 in 2003 and 2002, respectively, due to the fact that more lease agreements have expired than new computer equipment leases acquired in 2003 and 2002. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable operating leases of $12,000 for the year ended 2004 and $5,000 thereafter. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable capital leases of $9,000 for the year ended 2005 and $3,000 thereafter. The Partnership incurred debt in 2002 in the amount of $204,000, down from $544,000 in 2001. No debt was incurred in 2004 and 2003. At December 31, 2004, the outstanding debt was $17,000, with a weighted average interest rate of 6.5% and will be payable through June 2006.

      CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2004 and 2003 is approximately $399,000 and $448,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2004 and 2003 was approximately $1,743,000 and $2,258,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2004 and 2003 is approximately $0 and $96,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2004 and 2003 related to the equipment shared by the Partnership was approximately $0 and $537,000, respectively.

      The Partnership has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has partners' capital of approximately $(51,000) at December 31, 2004 and CCC filed a lawsuit on the Partnership's behalf, alleging that the named defendant has not returned the proper leased equipment.

      The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). Commonwealth expects a response to the brief on or around July 2005. Due to the ongoing delays, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. If the Partnership's cash is insufficient from operations, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

      The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

RESULTS OF OPERATIONS

      For the years ended December 31, 2004, 2003 and 2002, respectively, the Partnership recognized income of $334,000, $383,000, and $443,000, and expenses of $471,000, $498,000, and $680,000, resulting in a net loss of $136,000,
$115,000 and 237,000 in 2004, 2003 and 2002, respectively.

      Lease income decreased 22% to $259,000 in 2004, down from $332,000 and $406,000 in 2003 and 2002, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since 2002. As of January 1, 2002, the Partnership stopped recording revenue on its Getronics lease arrangement. This is due to the fact that the defendant (see Legal Proceedings in Part I, Item 3) has not returned the proper equipment as defined in the master lease agreement.

      The Partnership sold computer equipment with a net book value of $30,000, $19,000, and $6,000 during the years ended December 31, 2004, 2003 and 2002, respectively, for a net (loss) gain of $(13,000), $51,000 and $18,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses at December 31, 2004, 2003, and 2002 totaled approximately $41,000, $196,000, and $291,000, respectively. Consistent with the decline in lease revenues and lease activities during 2004, there was a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $73,000, and decreases in legal, accounting, and due diligence of approximately $14,000, $12,000, and $10,000 respectively.

      The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment, which is subject to operating and capital leases. The equipment management fee was $2,000 in 2004, down from $17,000 in 2003 and $20,000 in 2002, which is consistent with the decrease in lease income.

      Interest expense decreased to $6,000 in 2004, down from $23,000 in 2003, down from $40,000 in 2002, as a result of some leases with associated debt obligations having expired during 2004.

      Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges and equipment acquisition fees and debt placement fees. Depreciation and amortization during 2004 decreased to $235,000, down from $263,000 and $304,000 in 2003 and 2002, respectively, due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a minimal amount of new additions.

      The Partnership has charged bad debt expense of $174,000 and $25,000 as additional allowances against accounts receivable for the years ending December 31, 2004 and 2002, respectively. There was no bad debt expense recorded for the year ending December 31, 2003.

      The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $11,000 in the fourth quarter of 2004 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. There was no impairment for 2003 and 2002.

NET LOSS

      Net loss increased in 2004 to $136,000, up from a net loss of $115,000 in 2003, and decreased from $237,000 in 2002.

      The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

      Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2004:

                                       Total       2005       2006
                                      --------   --------   --------

Installment notes payable due 2005:

     Principal                        $     --   $     --   $     --

     Interest                               --         --         --

Installment notes payable due 2006:

     Principal                          17,158     11,252      5,906

     Interest                              896        784        112
                                      --------   --------   --------

Total                                 $ 18,054   $ 12,036   $  6,018
                                      ========   ========   ========

RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

      Our financial statements for the fiscal years ended December 31, 2004 and 2003, and the reports thereon of Asher and Company, Ltd. and BDO Seidman, LLP respectively, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's reports on the registrant's financial statements for the two most recently completed fiscal years did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's two most recent fiscal years and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's two most recent fiscal years and the interim period prior to such dismissal, there occurred no reportable events, as set forth in
Item 304(a)(1)(v) of Regulation S-K.

      The registrant has provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and has requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

      Also effective October 11, 2004, the registrant has retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

      During our two most recent fiscal years, we have not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A: CONTROLS AND PROCEDURES

      Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B: OTHER INFORMATION

      NOT APPLICABLE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

      The Partnership does not have any Directors or executive officers.

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
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
                           CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General
                           Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager of the General
                           Partner & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General Partner & CCC

Lynn A. Franceschina       Vice President and Controller of the General Partner and CCC

Donald Bachmayer           Assistant Vice President and Accounting Manager of the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager of the General
                           Partner & CCC

      George S. Springsteen, age 70, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957. (Mr. Springsteen is the spouse of Kimberly A. Springsteen.)

      Kimberly A. Springsteen, age 45, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning. (Ms. Springsteen is the spouse of George S. Springsteen.)

      Henry J. Abbott, age 54, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

      Jay Dugan, age 56, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

      Lynn A. Franceschina, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries after returning to the organization in 2004. From the period of March 2004 to October 2004, Ms.
Franceschina was employed at Wilmington Trust Corp. where she was part of the policies & procedures team responsible for Sarbanes Oxley documentation. From November 2001 to February 2004, Ms. Franceschina was Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries. Prior to that, Ms. Franceschina served as Business Controls Manager for Liquent, Inc., a regulatory publishing software developer. Ms. Franceschina received a Bachelor of Science degree in Accounting from Robert Morris University. Ms. Franceschina is a member of the Institute of Management Accountants and the Equipment Leasing Association.

      Donald Bachmayer, age 40, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2004. From 1997 to 2001, Mr. Bachmayer was an accountant with Fishbein & Company, P.C., certified public accountants. Prior to joining Commonwealth, Mr. Bachmayer was employed as Accounting Supervisor for LEAF Financial, an equipment leasing sponsor. Mr. Bachmayer received a B.S. degree in Accounting from LaSalle University.

      Dorothy A. Ferguson, age 62, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

      Karen Tramontano, age 52, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

      David Borham, age 27, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College. (Mr. Borham is the son of Kimberly A. Springsteen.)

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

      The Partnership has no audit committee  financial expert, as defined under
Section 229.401 of the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security as defined by Section 240.10A-3; therefore, no audit committee financial expert is required.

CODE OF ETHICS

      In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

ITEM 11: EXECUTIVE COMPENSATION

      The Partnership does not have any Directors or executive officers.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      NONE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2004      DURING 2003      DURING 2002
The General Partner     Equipment Acquisition Fee. An Equipment        $0              $1,000           $9,000
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

The General Partner     Reimbursable   Expenses.   The  General         $22,000         $194,000         $280,000
and its Affiliates      Partner and its Affiliates are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained   and  used  by  the   General
                        Partner   in   connection    with   the
                        administration  and  operation  of  the
                        Partnership    from    third    parties
                        unaffiliated  with the General Partner.
                        In  addition,  the General  Partner and
                        its    affiliates   are   entitled   to
                        reimbursement   of   certain   expenses
                        incurred by the General Partner and its
                        affiliates  in   connection   with  the
                        administration  and  operation  of  the
                        Partnership.  The  amounts set forth on
                        this  table  do  not  include  expenses
                        incurred in the offering of Units.


The General Partner     Debt Placement Fee. As compensation for            $0              $0             $2,000
                        arranging  Term  Debt  to  finance  the
                        acquisition   of   Equipment   to   the
                        Partnership, a fee equal to one percent
                        of   such    indebtedness;    provided,
                        however,  that such fee is  reduced  to
                        the extent the Partnership  incurs such
                        fees to third  Parties,  un- affiliated
                        with the General Partner or the lender,
                        with respect to such  indebtedness  and
                        no such  fee is paid  with  respect  to
                        borrowings  from the General Partner or
                        its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee         $2,000          $17,000          $20,000
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

The General Partner     Re-Lease  Fee.  As   Compensation   for            $0              $0               $0
                        providing  re-leasing  services for any
                        Equipment for which the General Partner
                        has,  following the  expiration  of, or
                        default under, the most recent lease of
                        Conditional Sales Contract,  arranged a
                        subsequent  lease of Conditional  Sales
                        Contract for the use of such  Equipment
                        to a lessee or other party,  other than
                        the  current or most  recent  lessee of
                        other operator of such equipment or its
                        Affiliates  ("Re-lease"),  the  General
                        Partner  will  receive,  on  a  monthly
                        basis,  a  Re-lease  Fee  equal  to the
                        lesser of (a) the fees  which  would be
                        charged by an  independent  third party
                        of comparable  services for  comparable
                        equipment  or (b) two  percent of Gross
                        Lease   Revenues   derived   from  such
                        Re-lease.

The General Partner     Equipment Liquidation Fee. With respect           $500           $2,000           $1,000
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

The General Partner     Partnership   Interest.   The   General            $0              $0               $0
                        Partner  has a present  and  continuing
                        one  percent  interest of $1,000 in the
                        Partnership's  item  of  income,  gain,
                        loss,   deduction,   credit,   and  tax
                        preference.  In  addition,  the General
                        Partner  receives  one  percent of Cash
                        Available  for  Distribution  until the
                        Limited    Partners    have    received
                        distributions  of  Cash  Available  for
                        Distribution  equal  to  their  Capital
                        Contributions  plus  the  10%  Priority
                        Return  and  thereafter,   the  General
                        Partner   will   receive  10%  of  Cash
                        Available for Distribution.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3,000 and $14,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate  fees billed in the fiscal years ended  December 31, 2004 and 2003
for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES
The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the General Partner, which concluded that the provision of such services by the Partnership's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements


         Report of Independent Registered Public Accounting Firm                                  1

         Report of Independent Registered Public Accounting Firm                                  2

         Balance Sheets as of December 31, 2004 and 2003                                         3-4

         Statements of  Operations  for December 31, 2002 through the year ended
           December 31, 2004                                                                      5

         Statements of Partners' Capital (Deficit) for the years ended December 31, 2004
            and 2003                                                                               6

         Statements of Cash Flows for December 31, 2002 through the year ended December 31, 2004  7-8

         Notes to Financial Statements                                                            9-21

(a) (2) Schedules.

      Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3) Exhibits.

     * 3.1  Certificate of Limited Partnership

     * 3.2  Agreement of Limited Partnership

        *   Incorporated  by  reference  from  the  Partnership's   Registration
            Statement on Form S-1 (Registration No. 333-69996)

(b) Reports on Form 8-K

(c) Exhibits:

      31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

      31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

      32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2005 by the undersigned thereunto duly authorized.

                                  COMMONWEALTH INCOME & GROWTH FUND I
                                       By: COMMONWEALTH INCOME &
                                           GROWTH FUND, INC., General Partner


                                  By:  /s/ George S. Springsteen
                                       -------------------------
                                       George S. Springsteen, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

SIGNATURE                                            CAPACITY


/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen


/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

 Report of Independent Registered Public Accounting Firm                1

 Report of Independent Registered Public Accounting Firm                2

 Financial statements
     Balance sheets                                                   3-4
     Statements of operations                                           5
     Statements of partners' capital (deficit)                          6
     Statements of cash flows                                         7-8

 Notes to financial statements                                       9-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund I (the "Partnership") as of December 31, 2004 and the related statements of operations, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Commonwealth Capital Corp. ("CCC"), on behalf of the Partnership, initiated a lawsuit against a lessee. Due to the ongoing delays in this proceeding, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. If the Partnership's cash is insufficient from operations, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf of the Partnership. The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

/s/ Asher & Company, Ltd.

Philadelphia, Pennsylvania
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund I as of December 31, 2003 and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes 2 and 9, Commonwealth Capital Corp, on behalf of the Partnership, has initiated a lawsuit against a lessee. Due to the ongoing delays in this proceeding, the General Partner feels that it may be in the best interest of the Partnership to begin the liquidation process and, if necessary, transfer the lawsuit and the related lease receivable to a trust on behalf of the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund I at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                             Commonwealth Income & Growth Fund I

                                                                  Balance Sheets
================================================================================

December 31,                                                                  2004           2003
-------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                              $    46,246    $     1,409
Lease income receivable, net of reserves of $473,578 and $299,578 at
     December 31, 2004 and 2003, respectively                               95,496        250,764
Net investment in direct financing lease                                    13,551         22,585
Other receivables and deposits                                                  --            200
-------------------------------------------------------------------------------------------------

                                                                           155,293        274,958
-------------------------------------------------------------------------------------------------

Computer equipment, at cost                                              1,345,200      2,610,749
Accumulated depreciation                                                (1,201,517)    (2,210,289)
-------------------------------------------------------------------------------------------------

                                                                           143,683        400,460
-------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $928 and $34,127, at
     December 31, 2004 and 2003, respectively                                  133          8,733
-------------------------------------------------------------------------------------------------

Total assets                                                           $   299,109    $   684,151
=================================================================================================

                                             Commonwealth Income & Growth Fund I

                                                                  Balance Sheets
================================================================================

December 31,                                                  2004        2003
------------------------------------------------------------------------------

Liabilities and Partners' Capital (Deficit)

Liabilities
     Accounts payable                                    $   8,620    $  2,097
     Accounts payable, General Partner                     229,840     261,756
     Accounts payable, Commonwealth Capital Corp.            2,886      21,220
     Accounts payable, affiliated limited partnerships      71,528     124,393
     Unearned lease income                                  18,983      19,769
     Notes payable                                          17,158     168,343
------------------------------------------------------------------------------

Total liabilities                                          349,015     597,578
------------------------------------------------------------------------------

Partners' capital (deficit)
     General Partner                                         1,000       1,000
     Limited partners                                      (50,906)     85,573
------------------------------------------------------------------------------

Total partners' capital (deficit)                          (49,906)     86,573
------------------------------------------------------------------------------

Total liabilities and partners' capital (deficit)        $ 299,109    $684,151
==============================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I

                                                        Statements of Operations
================================================================================

Years ended December 31,                                              2004         2003         2002
----------------------------------------------------------------------------------------------------
Income
     Lease                                                       $ 258,552    $ 331,958    $ 405,772
     Interest and other                                             75,977           21       19,334
     Gain on sale of computer equipment                                 --       51,374       17,628
----------------------------------------------------------------------------------------------------

Total income                                                       334,529      383,353      442,734
----------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                              40,501      195,617      290,736
     Equipment management fee, General Partner                       2,302       16,598       20,289
     Interest                                                        5,817       22,999       39,803
     Depreciation                                                  227,137      246,000      287,151
     Amortization of equipment acquisition costs, and deferred
         expenses                                                    8,600       16,726       17,301
     Provision for uncollectible lease income receivable           174,000           --       24,565
     Loss on sale of equipment                                      12,651           --           --
----------------------------------------------------------------------------------------------------

Total expenses                                                     471,008      497,940      679,845
----------------------------------------------------------------------------------------------------

Net loss                                                         $(136,479)   $(114,587)   $(237,111)
====================================================================================================

Net loss per equivalent limited partnership unit                 $    (.22)   $    (.18)   $    (.38)

Weighted average number of equivalent
     limited partnership units outstanding during the year         631,124      631,124      631,124
====================================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I

                                       Statements of Partners' Capital (Deficit)
================================================================================

                              General     Limited
                              Partner     Partner     General     Limited
                               Units       Units      Partner    Partners       Total
---------------------------------------------------------------------------------------
Balance, December 31, 2001          50     631,124   $   1,000   $ 437,271    $ 438,271

Net (loss)                          --          --          --    (237,111)    (237,111)

---------------------------------------------------------------------------------------

Balance, December 31, 2002          50     631,124       1,000     200,160      201,160

Net (loss)                          --          --          --    (114,587)    (114,587)
---------------------------------------------------------------------------------------

Balance, December 31, 2003          50     631,124       1,000      85,573       86,573

Net (loss)                          --          --          --    (136,479)    (136,479)
---------------------------------------------------------------------------------------

Balance, December 31, 2004          50     631,124   $   1,000   $ (50,906)   $ (49,906)
=======================================================================================

                                 See accompanying notes to financial statements.

                                             Commonwealth Income & Growth Fund I

                                                        Statements of Cash Flows
================================================================================

Years ended December 31,                                          2004         2003         2002
------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                                $(136,479)   $(114,587)   $(237,111)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities
              Depreciation and amortization                    235,738      262,726      304,452
              (Gain) Loss on sale of computer
                  equipment                                     12,651      (51,374)     (17,628)
              Provision for uncollectible lease income
              receivable                                       174,000           --       24,565
              Other noncash activities included in
                  determination of net (loss)                 (142,151)    (267,354)    (273,464)
              Changes in assets and liabilities
                      Lease income receivable                  (18,732)        (623)      26,250
                      Other receivables                            200           --           --
                      Accounts payable                           6,523       (3,087)     (24,829)
                      Accounts payable, General
                           Partner                             (31,916)     108,643      123,189
                      Accounts payable,
                           Commonwealth Capital Corp.          (18,334)       3,579       35,545
                      Accounts payable,
                           affiliated limited partnerships     (52,865)      (2,133)      20,640
                      Unearned lease income                       (786)          --       16,128

------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities             27,849      (64,210)      (2,263)
------------------------------------------------------------------------------------------------

                                             Commonwealth Income & Growth Fund I

                                                        Statements of Cash Flows
================================================================================

Years ended December 31,                                   2004       2003        2002
--------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                              $     --   $ (5,000)   $(25,000)
     Net proceeds from sale of computer
         equipment                                       16,989     70,381      23,816
     Equipment acquisition fees to the General
         Partner                                             --       (200)     (9,145)
--------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities      16,989     65,181     (10,329)
--------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from notes payable                             --         --      13,984
     Debt placement fee to the General
         Partner                                             --         --      (2,036)
--------------------------------------------------------------------------------------

Net cash provided by financing activities                    --         --      11,948
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
                                                         44,837        971        (644)

Cash and cash equivalents at beginning of year            1,409        438       1,082
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of year               $ 46,246   $  1,409    $    438
======================================================================================

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

                        Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2004 and 2003, the Partnership did not make any distributions to the limited partners

2.    Business Plan     The  Partnership,  has  suffered  recurring  losses from
                        operations,   declining   cash   provided  by  operating
                        activities,  has not paid  partner  distributions  since
                        June   2001,   has  a  deficit   partners'   capital  of
                        approximately $50,000 at December 31, 2004 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

                        The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). Commonwealth expects a response to the brief on or around July 2005. Due to the ongoing delays, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. If the Partnership's cash is insufficient from operations, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf of the Partnership.

                        The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

3.    Summary of        Revenue Recognition
      Significant
      Accounting        Through  December 31, 2004,  the  Partnership's  leasing
      Policies          operations consist substantially of operating leases and
                        one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        amounts of revenues  and expenses  during the  reporting
                        period.   Actual   results   could   differ  from  those
                        estimates.

                        Fair Value of Financial Instruments

                        Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

                        Long-Lived Assets

                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2004 and 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $12,000 and $8,000, respectively in the fourth quarter of 2004, and 2003, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002, the Partnership determined that no impairment had occurred.

                        Depreciation   on  computer   equipment   for  financial
                        statement purposes is based on the straight-line method over estimated useful lives of four years.

                        Intangible Assets

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

                        Cash and Cash Equivalents

                        The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2004 and 2003 was held in the custody of one financial institution. The balance, at times, may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                        Accounts Receivable

                        Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

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

                        Recent Accounting Pronouncements

                                            Interpretation No. 46

                        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. In December 2003, a revision was issued (46-R) to clarify some of the original provisions. Management has determined that the adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

4.    Net Investment    The following lists the components of the net investment
      in Direct         in a  direct  financing  lease  as  of December 31, 2004
      Financing Lease   and 2003:

                        December 31,                                 2004      2003
                        ------------------------------------------------------------
                        Minimum lease payments receivable          $18,054   $30,090
                        Less: Unearned Revenue                       4,503     7,505
                        ------------------------------------------------------------
                        Net investment in direct financing lease   $13,551   $22,585
                        ============================================================

                        The following is a schedule of future minimum rentals on the noncancellable direct financing lease at December 31, 2004:

                        Year ending December 31,                      Amount
                        --------------------------------------------------------

                           2005                                       $12,036
                           2006                                         6,018

                        --------------------------------------------------------

                        The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2004:

                        Year ending December 31,                         Amount
                        --------------------------------------------------------
                            2005                                       $  9,000
                            2006                                          3,000

                        --------------------------------------------------------
                                                                       $ 12,000
                        ========================================================

Significant             Lessees  exceeding  10% of lease   income  for the years
Customers               ended:

                         Lessee                         2004     2003    2002
                        -------------------------------------------------------
                         Lessee A                        33%      28%     23%
                         Lessee B                        23%      24%     18%
                         Lessee C                        12%      --      --
                        -------------------------------------------------------

                         Total % of Lease Income         68%      52%     41%
                        =======================================================

                        Lessees exceeding 10% of accounts receivable at December 31, (See Note 9):

                         Lessee                         2004            2003
                        -------------------------------------------------------

                         Lessee D                        79%             99%
                        -------------------------------------------------------

                         Total % of Accounts Receivable  79%             99%
                        =======================================================

6.    Related Party     Reimbursable Expenses
      Transactions
                        The General  Partner and its  affiliates are entitled to
                        reimbursement   by  the  Partnership  for  the  cost  of
                        supplies and  services  obtained and used by the General
                        Partner  in  connection  with  the   administration  and
                        operation  of  the   Partnership   from  third   parties
                        unaffiliated with the General Partner. In addition,  the
                        General  Partner  and its  affiliates  are  entitled  to
                        reimbursement  for  certain  expenses  incurred  by  the
                        General  Partner and its  affiliates in connection  with
                        the  administration  and  operation of the  Partnership.
                        During 2004,  2003, and 2002, the  Partnership  recorded
                        $22,000,   $194,000,  and  $280,000  respectively,   for
                        reimbursement of expenses to the General Partner. The amount due to CCC at December 31, 2004 and 2003, for reimburseable expenses was approximately $70,000 and $90,000, respectively.

                        Equipment Acquisition Fee

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During 2004, 2003 and 2002, equipment acquisition fees

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        of approximately $0, $1,000 and $9,000, respectively, were earned by the General Partner.

                        Debt Placement Fee

                        As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. No debt placement fees were earned by the General Partner in 2004 and 2003. During 2002, debt placement fees of approximately $2,000 were earned by the General Partner.

                        Equipment Management Fee

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During 2004, 2003 and 2002, equipment management fees of approximately $2,000, $17,000 and $20,000, respectively, were earned by the General Partner as determined pursuant to section (ii) above.

                        Release Fee

                        As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees earned by the General Partner in 2004, 2003 and 2002.

                        Equipment Liquidation Fee

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2004, 2003 and 2002, equipment liquidation fees of approximately $500, $2,000 and $1,000, respectively, were earned by the General Partner.

7.    Notes Payable     Notes payable consisted of the following:

                        December 31,                                               2004             2003
                        -----------------------------------------------------------------------------------
                        Installment   notes  payable  to  banks;   interest
                        ranging  from  6.25%  to  9.25%;   due  in  monthly
                        installments  ranging from $138 to $7,720 including
                        interest with final  payments due from January 2004
                        through December 2004.                                 $     --          $140,640

                        Installment  note  payable to a bank;  interest  at
                        6.5%;  due  in  monthly   installments   of  $1,003
                        including interest through June 2006.                    17,158            27,703

                        ----------------------------------------------------------------------------------
                                                                               $ 17,158          $168,343
                        ==================================================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2004 are as follows:

                        Year ending December 31,                         Amount
                        --------------------------------------------------------

                            2005                                    $     11,252
                            2006                                           5,906

                        --------------------------------------------------------

                                                                    $     17,158
                        ========================================================

8.      Supplemental    Other  noncash activities included  in the determination
        Cash Flow       of net  loss are as follows:
        Information

Year ended December 31,                                  2004        2003        2002
-------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank         $ 145,654   $ 267,354   $ 273,464

=====================================================================================

                        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                        Non-cash investing and financing activities include the following:

Year ended December 31,                               2004       2003       2002
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                        $     --   $     --   $204,000
--------------------------------------------------------------------------------

Net book value of equipment converted to direct
     financing leases                             $     --   $     --   $ 38,916
--------------------------------------------------------------------------------

Notes payable refinanced                          $     --   $     --   $ 30,953
--------------------------------------------------------------------------------

9. Commitments and The Partnership, through CCC, has initiated a lawsuit Contingencies against a customer for the non-return of leased equipment. The Partnership has approximately $75,000 of unreserved accounts receivable relating to this matter.
                        The complaint alleges that the named defendant has not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.
                        A summary judgment was ordered in August 2004; however, an appeal was filed on March 10, 2005 with the United
                        States Court of Appeals. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. A response to the appeal is anticipated on or around July 2005.

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

10.   Reconciliation of Net (Loss) Reported for Financial
      Reporting Purposes to Taxable (Loss) on the Federal
      Partnership Return

Year ended December 31,                                   2004         2003         2002
----------------------------------------------------------------------------------------
     Net loss for financial reporting purposes       $(136,479)   $(114,587)   $(237,111)
     Adjustments
         Gain (loss) on sale of computer equipment      (5,317)      27,245       (9,911)
         Depreciation                                   89,947       64,017     (117,233)
         Amortization                                    7,200       13,937       14,289
         Bad debt expense                                   --      (14,587)      14,587
         Unearned lease income                          (3,788)     (27,665)      36,620
         Other                                         (14,574)      17,473     (117,943)
----------------------------------------------------------------------------------------
Taxable (loss) on the Federal
     Partnership return                              $ (63,011)   $ (34,167)   $(416,702)
========================================================================================

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

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

11.   Quarterly         Summarized  quarterly financial data for the years ended
      Results           December 31, 2004 and 2003 is as follows:
      of Operation
      (Unaudited)

                                                                  Quarter ended
                                         ---------------------------------------------------------
                                           March 31         June 30   September  30    December 31
--------------------------------------------------------------------------------------------------
2004

Revenues
     Lease and other                      $  64,953       $  83,518      $  62,268       $ 123,790
     Gain (loss) on sale of computer
        equipment                                --             949        (10,764)         (2,836)
--------------------------------------------------------------------------------------------------

Total revenues                               64,953          84,467         51,504         120,954

Costs and expenses                           73,771          65,254        146,710         172,622
--------------------------------------------------------------------------------------------------

Net (loss) income                         $  (8,818)      $  19,213      $ (95,206)      $ (51,668)
==================================================================================================

(Loss) income per limited
     partner unit                         $    (.01)      $     .03      $    (.15)      $    (.08)
==================================================================================================

                                             Commonwealth Income & Growth Fund I

                                                   Notes to Financial Statements
================================================================================

                                                                  Quarter ended
                                         ---------------------------------------------------------
                                           March 31         June 30   September  30    December 31
--------------------------------------------------------------------------------------------------
2003

Revenues
     Lease and other                      $  88,281       $  83,494      $  80,818       $  79,386
     Gain (loss) on sale of computer
       equipment                              5,640           3,267         (6,421)         48,888
--------------------------------------------------------------------------------------------------

Total revenues                               93,921          86,761         74,397         128,274

Costs and expenses                          144,016         144,950        106,124          95,350
==================================================================================================

Net (loss) income                         $ (50,095)      $ (58,189)     $ (31,727)      $  32,924
==================================================================================================

(Loss) income per limited
     partner unit                         $    (.08)      $    (.09)     $    (.05)      $     .05
==================================================================================================

                        The  cumulative   gain  or  loss  on  sale  of  computer
                        equipment   is   included   in   revenues  or  costs  as
                        appropriate.