Form 10-Q
period 2005-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2005-05-13
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-26933

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
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

                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Condensed Financial Statements                                    3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk       15
Item 4.     Controls and Procedures                                          15

                                          PART II
Item 1.     Legal Proceedings                                                15
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.     16
Item 3.     Defaults Upon Senior Securities                                  16
Item 4.     Sumission of Matters to a Vote of Securities Holders             16
Item 5.     Other Information                                                16
Item 6.     Index to Exhibits

            Signatures

            Certifications

                              COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                                       CONDENSED BALANCE SHEETS

                                                          MARCH 31,       DECEMBER 31,
                                                            2005              2004
                                                       -------------------------------
                                                         (UNAUDITED)
ASSETS

Cash and cash equivalents                              $     50,854       $     46,246
Lease income receivable, net of reserves of $473,577
     as of March 31, 2005 and  December 31, 2004             93,859             95,496
Net investment in direct financing lease                     11,293             13,551
                                                       -------------------------------
                                                            156,006            155,293
                                                       -------------------------------

Computer equipment, at cost                               1,334,418          1,345,200
Accumulated depreciation                                 (1,234,702)        (1,201,517)
                                                       -------------------------------
                                                             99,716            143,683
                                                       -------------------------------

Equipment acquisition costs and deferred expenses, net           83                133
                                                       -------------------------------


TOTAL ASSETS                                           $    255,805       $    299,109
                                                       ===============================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                       $     13,152       $      8,620
Accounts payable - Affiliated limited partnerships           67,993             71,528
Accounts payable - General Partner                          229,890            229,840
Accounts payable - Commonwealth Capital Corp.                15,214              2,886
Unearned lease income                                        18,709             18,983
Notes payable                                                14,413             17,158
                                                       -------------------------------
TOTAL LIABILITIES                                           359,371            349,015
                                                       -------------------------------

PARTNERS' CAPITAL
General partner                                               1,000              1,000
Limited partners                                           (104,566)           (50,906)
                                                       -------------------------------
TOTAL PARTNERS' CAPITAL                                    (103,566)           (49,906)
                                                       -------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $    255,805       $    299,109
                                                       ===============================

            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND I
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         2005                2004
                                                       ----------------------------
                                                                (UNAUDITED)

INCOME
Lease                                                  $  22,999          $  64,949
Interest and other                                            57                  4
                                                       ----------------------------
TOTAL INCOME                                              23,056             64,953
                                                       ----------------------------

EXPENSES
Operating                                                 34,026             10,117
Equipment management fee - General Partner                     -              2,302
Interest                                                     264              2,532
Depreciation                                              41,846             55,818
Amortization of equipment
  acquisition costs and deferred expenses                     50              3,002
Loss on sale of computer equipment                           530                  -
                                                       ----------------------------
TOTAL EXPENSES                                            76,716             73,771
                                                       ----------------------------

NET (LOSS)                                             $ (53,660)         $  (8,818)
                                                       ============================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $   (0.09)         $   (0.01)
                                                       ============================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD        631,124            631,124
                                                       ============================


            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                                (UNAUDITED)

                                                    GENERAL      LIMITED
                                                    PARTNER      PARTNER     GENERAL       LIMITED
                                                     UNITS        UNITS      PARTNER       PARTNER             TOTAL
                                                ----------------------------------------------------------------------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2004           50      631,124    $ 1,000       $ (50,906)        $ (49,906)
  Net (loss)                                                                       -         (53,660)          (53,660)
                                                ----------------------------------------------------------------------
PARTNERS' CAPITAL (DEFICIT) - MARCH 31, 2005              50      631,124    $ 1,000       $(104,566)        $(103,566)
                                                ======================================================================


             see accompanying notes tocondensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                            2005             2004
                                                         -----------      -----------
                                                         (UNAUDITED)      (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES                $     3,017      $     5,011
                                                         -----------      -----------

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment               1,591                -
                                                         -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      1,591                -
                                                         -----------      -----------

Net increase in cash and cash equivalents                      4,608            5,011
Cash and cash equivalents, beginning of period                46,246            1,409
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    50,854      $     6,420
                                                         ===========      ===========


            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.  BUSINESS PLAN      The Partnership has suffered recurring losses from
                       operations, declining cash provided by operating activities, has not paid partner distributions since June
                       2001, and has a deficit partners' capital of approximately $100,000 at March 31, 2005.

                       Commonwealth Capital Corp. filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment. The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney feel that the judgment appears faulty in a number of areas and we have filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). Commonwealth expects a response to the brief on or around July 2005. Due to the ongoing delays, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. If the Partnership's cash is insufficient from operations, the General Partner and CCC intend to pay the legal expenses associated with the lawsuit on behalf on the Partnership.

                       The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis in 2005.

3.  SUMMARY OF         BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING         The financial information presented as of any date other
    POLICIES           than December 31 has been prepared from the books and
                       records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                       LONG-LIVED ASSETS

                       The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the three months ended March 31, 2005.

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

4.  NET INVESTMENT
    IN DIRECT          The following lists the components of the net investment
    FINANCING          in a direct financing lease as of March 31, 2005 and
    LEASE              December 31, 2004:

                                                                              MARCH 31,    December 31,
                                                                                2005           2004
                            ---------------------------------------------------------------------------
                            Minimum lease payments receivable                    $ 15,045     $ 18,054
                            Less: Unearned Revenue                                  3,752        4,503
                            ---------------------------------------------------------------------------
                            Net investment in direct
                                financing lease                                  $ 11,293     $ 13,551
                            ===========================================================================

                       The following is a schedule of future minimum rentals on the noncancellable direct financing lease at March 31, 2005:

                                                                                                Amount
                            ---------------------------------------------------------------------------
                                   Nine Months ending December 31, 2005                       $  9,027
                                   Year Ended December 31, 2006                                  6,018

                                                                                              ---------
                                                                                              $  15,045
                            ===========================================================================


5.  COMPUTER           The Partnership is the lessor of equipment under
    EQUIPMENT          operating leases with periods ranging from 14 to 48
                       months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       Through March 31, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                       The Partnership's share of the computer equipment in which it participates with other partnerships at March 31, 2005 and December 31, 2004 was approximately $399,000 for both periods, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,743,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at March 31, 2005 and December 31, 2005 was $0 for both periods.

                       The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2005:

                                                                                          Amount
                       ---------------------------------------------------------------------------

                              Nine months ending December 31, 2005                       $  15,000
                               Year ended December 31, 2006                                  3,000

                                                                                         ---------
                                                                                         $  18,000
                                                                                         =========

6.  RELATED PARTY      REIMBURSABLE EXPENSES
    TRANSACTIONS
                       The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2005 and 2004, the Partnership recorded
                       $2,000 and $4,000, respectively, for reimbursement of expenses to the General Partner.

                       EQUIPMENT MANAGEMENT FEE

                       The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2005 and 2004, equipment management fees of approximately $0 and $2,000, respectively, were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of March 31, 2005 and December 31, 2004, the unpaid balance was approximately $2,000 and $11,000, respectively.

7. NOTE PAYABLE        Note payable consisted of the following:

                                                               MARCH 31,      December 31,
                                                                 2005             2004
                       ------------------------------------------------------------------
                         Installment note payable to a
                         Bank, interest at 6.50%; due in
                         monthly installments of $1,003,
                         including interest, with final
                         payment due June 2006.                  14,413            17,158
                                                               --------------------------
                                                               $ 14,413          $ 17,158
                                                               ==========================


                       This note is secured by specific computer equipment and is a non-recourse liability of the Partnership.

                       Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2005 are as follows:

                                                                                   Amount
                        -----------------------------------------------------------------
                            Nine months ending December 31, 2005                 $  8,507
                             Year ended December 31, 2006                           5,906

                                                                                 --------
                                                                                 $ 14,413
                                                                                 ========

8.  SUPPLEMENTAL              Other noncash activities included in the
    CASH FLOW                 determination of net income are as follows:
    INFORMATION

Three months ended March 31,                               2005          2004
------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to bank      $ 4,239      $ 47,805
------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through March 31, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2005 and 2004 was cash generated from operating activities of approximately $3,000 and $5,000, respectively. There was no equipment purchased for the three months ended March 31, 2005 and 2004. There were no distributions paid for the three months ended March 31, 2005 and 2004.

For the three-month period ended March 31, 2005, the Partnership generated cash from operating activities of approximately $3,000, which includes net operating loss of approximately $54,000, a net loss on sale of equipment of approximately $500 and depreciation and amortization expenses of approximately $42,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $4,000.

For the three-month period ended March 31, 2004, the Partnership generated cash from operating activities of $5,000, which includes a net operating loss of $9,000 and depreciation and amortization expenses of $59,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $48,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $15,000 for the balance of the year ending December 31, 2005 and $3,000 thereafter. At March 31, 2005, outstanding debt was approximately $14,000, with an interest rate of 6.50%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at March 31, 2005 and December 31, 2004 was approximately $399,000 for both periods, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,743,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at March 31, 2005 and December 31, 2004 was $0.

The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a deficit partners' capital of approximately $100,000 at March 31, 2005 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

For the quarter ended March 31, 2005, the Partnership recognized income of approximately $23,000 and expenses of approximately $77,000, resulting in a net loss of approximately $54,000. For the quarter ended March 31, 2004, the Partnership recognized income of approximately $65,000 and expenses of approximately $74,000, resulting in a net loss of approximately $9,000.

Lease income decreased by 65% to approximately $23,000 for the quarter ended March 31, 2005, from approximately $65,000 for the quarter ended March 31, 2004, primarily due to the fact that lease agreements terminated since March, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 340% to approximately $34,000 for the quarter ended March 31, 2005, from $10,000 for the quarter ended March 31, 2004. There was an increase in legal fees of approximately $9,000, an increase in remarketing fees of approximately $13,000, and an increase in accounting fees of approximately $5,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee for the quarter ended March 31, 2005 was approximately $2,000. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 29% to approximately $42,000 for the quarter ended March 31, 2005, from approximately $59,000 for the quarter ended March 31, 2004 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of approximately $2,000 for the quarter ended March 31, 2005, for a net loss of approximately $500. The Partnership did not sell any computer equipment for the quarter ended March 31, 2004.

Interest expense decreased 88% to approximately $300 for the quarter ended March 31, 2004 from approximately $2,500 for the quarter ended March 31, 2004, primarily due to older equipment's associated debt being fully paid.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

         Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                    N/A

         Item 3.    DEFAULTS UPON SENIOR SECURITIES.

                    N/A

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                    N/A

         Item 5.    OTHER INFORMATION.

                    N/A


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

                                            COMMONWEALTH INCOME & GROWTH FUND I
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

May 16, 2005                        By: /s/ George S. Springsteen
------------                           --------------------------
Date                                        George S. Springsteen
                                            President