Form 10-Q
period 2005-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2005-08-18
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                               470 John Young Way
                                 Exton, PA 19341
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (610) 594-9600
          -------------------------------------------------------------
               (Registrant's telephone number including area code)



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

                                    FORM 10-Q
                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Condensed Financial Statements                                       3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18
Item 4.  Controls and Procedures                                             18

                                     PART II
Item 1.  Legal Proceedings                                                   18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        19
Item 3.  Defaults Upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Securities Holders               19
Item 5.  Other Information                                                   19
         Index to Exhibits
Item 6.

         Signatures

         Certifications

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)


                                                                      JUNE 30,
                                                                        2005
                                                                    -----------
                                                                    (UNAUDITED)
ASSETS


Cash and cash equivalents                                           $    80,224
Lease income receivable, net of reserves of $549,071
     as of June 30, 2005                                                 44,548
Net investment in direct financing lease                                  9,034
                                                                    -----------
                                                                        133,806
                                                                    -----------

Computer equipment, at cost                                           1,233,948
Accumulated depreciation                                             (1,180,563)
                                                                    -----------
                                                                         53,385
                                                                    -----------

Equipment acquisition costs and deferred expenses, net                       44
                                                                    -----------



TOTAL ASSETS                                                        $   187,235
                                                                    ===========

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable                                                    $    40,279
Accounts payable - Affiliated limited partnerships                       66,523
Accounts payable - General Partner                                       60,559
Unearned lease income                                                     8,251
Notes payable                                                            11,623
                                                                    -----------
TOTAL LIABILITIES                                                       187,235
                                                                    -----------


NET ASSETS IN LIQUIDATION                                           $        --
                                                                    ===========






            see accompanying notes to condensed financial statements








                                                                               3
--------------------------------------------------------------------------------

                       COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                               CONDENSED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                            2004 (A)
                                                                          -----------
ASSETS

Cash and cash equivalents                                                 $    46,246
Lease income receivable, net of reserves of $473,577
     as of December 31, 2004                                                   95,496
Net investment in direct financing lease                                       13,551
                                                                          -----------
                                                                              155,293
                                                                          -----------

Computer equipment, at cost                                                 1,345,200
Accumulated depreciation                                                   (1,201,517)
                                                                          -----------
                                                                              143,683
                                                                          -----------

Equipment acquisition costs and deferred expenses, net                            133
                                                                          -----------


TOTAL ASSETS                                                              $   299,109
                                                                          ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                                          $     8,620
Accounts payable - Affiliated limited partnerships                             71,528
Accounts payable - General Partner                                            229,840
Accounts payable - Commonwealth Capital Corp.                                   2,886
Unearned lease income                                                          18,983
Notes payable                                                                  17,158
                                                                          -----------
TOTAL LIABILITIES                                                             349,015
                                                                          -----------

PARTNERS' CAPITAL

General partner                                                                 1,000
Limited partners                                                              (50,906)
                                                                          -----------
TOTAL PARTNERS' CAPITAL                                                       (49,906)
                                                                          -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $   299,109
                                                                          ===========


  (a) Derived from the audited financial statements as of and for the year ended December 31, 2004 see accompanying notes to condensed financial statements




                                                                               4
--------------------------------------------------------------------------------



                                          COMMONWEALTH INCOME & GROWTH FUND I
                                          CONDENSED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                              2005         2004                 2005           2004
                                                            ----------------------           ------------------------
                                                                   (UNAUDITED)                      (UNAUDITED)
INCOME
Lease                                                       $ 24,453      $ 83,508           $  47,452       $148,457
Interest and other                                             4,554            10               4,612             14
Gain on sale of computer equipment                            13,166           949              12,636            949
                                                            --------      --------           ---------       --------

TOTAL INCOME                                                  42,173        84,467              64,700        149,420
                                                            --------      --------           ---------       --------

EXPENSES
Operating, excluding depreciation                             22,688         6,321              56,714         16,438
Equipment management fee - General Partner                         -             -                   -          2,302
Interest                                                         219         1,755                 483          4,287
Bad debt                                                      75,493             -              75,493              -
Depreciation                                                  37,292        54,861              79,139        110,679
Amortization of equipment
  acquisition costs and deferred expenses                         39         2,317                  89          5,319
                                                            --------      --------           ---------       --------
TOTAL EXPENSES                                               135,731        65,254             211,918        139,025
                                                            --------      --------           ---------       --------

NET (LOSS) INCOME                                           $(93,558)     $ 19,213           $(147,218)      $ 10,395
                                                            ========      ========           =========       ========

NET (LOSS) INCOME PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                          $  (0.15)     $   0.03           $   (0.23)      $   0.02
                                                            ========      ========           =========       ========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD            631,124       631,124             631,124        631,124
                                                            ========      ========           =========       ========



            see accompanying notes to condensed financial statements





                                                                               5
--------------------------------------------------------------------------------

                                   COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                              CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                                       (UNAUDITED)

                                                  GENERAL     LIMITED
                                                  PARTNER     PARTNER     GENERAL      LIMITED
                                                   UNITS       UNITS      PARTNER      PARTNER         TOTAL
                                                  ------------------------------------------------------------
PARTNERS' (DEFICIT) CAPITAL - DECEMBER 31, 2004        50     631,124     $ 1,000     $ (50,906)     $ (49,906)
  Net (loss)                                                                    -      (147,218)      (147,218)
                                                  ------------------------------------------------------------
PARTNERS' (DEFICIT) CAPITAL  - JUNE 30, 2005           50     631,124     $ 1,000     $(198,124)     $(197,124)
                                                  ============================================================



            see accompanying notes to condensed financial statements










                                                                               6
--------------------------------------------------------------------------------

                        COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                            CONDENSED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                            2005               2004
                                                         -----------        -----------
                                                         (UNAUDITED)        (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $    10,183        $    (1,722)
                                                         -----------        -----------

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment              23,795              6,693
                                                         -----------        -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     23,795              6,693
                                                         -----------        -----------

Net increase in cash and cash equivalents                     33,978              4,971
Cash and cash equivalents, beginning of period                46,246              1,409
                                                         -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    80,224        $     6,380
                                                         ===========        ===========



            see accompanying notes to condensed financial statements





                                                                               7
--------------------------------------------------------------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BUSINESS                   Commonwealth Income & Growth Fund I (the
                               "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                               corporations and institutions. Commonwealth
                               Capital Corp ("CCC"), on behalf of the
                               Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's
                               General Partner is Commonwealth Income & Growth
                               Fund, Inc. (the "General Partner"), a
                               Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. The Partnership has begun liquidation effective July 1, 2005.
                               Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.


2.  BUSINESS PLAN              The Partnership has suffered recurring losses
                               from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, and has a deficit partners' capital of approximately $197,000 at June 30, 2005.

                               Commonwealth Capital Corp. filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment. The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney felt that the judgment appeared faulty in a number of areas and filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). The Third Circuit scheduled oral arguments and the matter was argued before the court on July 15, 2005. On August 3, 2005, the United States Court of Appeals for the Third Circuit upheld the decision of the lower court granting summary judgment against Commonwealth in all respects.

                               Due to the above factors, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.




                                                                               8
--------------------------------------------------------------------------------

3.  SUMMARY OF                 BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING                 As a result of the General Partner's approval of
    POLICIES                   the plan of liquidation as of July 1, 2005, we
                               changed our basis of accounting to the
                               liquidation basis effective on such date. Due to the imminent nature of the Partnership's liquidation status, we have presented a Statement of Net Assets in Liquidation as of June 30, 2005.
                               This basis of accounting is considered
                               appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                               In presenting our Statement of Net Assets in Liquidation at June 30, 2005, we recorded a $27,000 increase to net assets. This increase represents the present value of future lease payments of leases. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $20,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. Payables to affiliates were decreased by $190,000 to represent the expected settlement value of these liabilities.

                               The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.




                                                                               9
--------------------------------------------------------------------------------

                               LONG-LIVED ASSETS

                               The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the six months ended June 30, 2005.

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


4.  NET INVESTMENT IN          The following lists the components of the net
    DIRECT FINANCING           investment in a direct financing lease as of June
    LEASE                      30, 2005 and December 31, 2004:

                                                                                           JUNE 30,    December 31,
                                                                                             2005          2004
                                   ---------------------------------------------------------------------------------
                                   Minimum lease payments receivable                       $12,036          $18,054
                                   Less: Unearned Revenue                                    3,002            4,503
                                   ---------------------------------------------------------------------------------
                                   Net investment in direct financing
                                       lease                                                $9,034          $13,551
                                   ---------------------------------------------------------------------------------

                                   The following is a schedule of future minimum rentals on the noncancellable direct financing lease at June 30, 2005:
                                                                                                             Amount
                                   ---------------------------------------------------------------------------------
                                          Six Months ending December 31, 2005                       $         6,018
                                          Year Ended December 31, 2006                                        6,018
                                                                                                     ---------------
                                                                                                    $        12,036
                                   ---------------------------------------------------------------------------------



                                                                              10
--------------------------------------------------------------------------------

5.  COMPUTER                   The Partnership is the lessor of equipment under
    EQUIPMENT                  operating leases with periods ranging from 14 to
                               48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                               Through June 30, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                               Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six months ended June 30, 2005 and 2004, remarketing fees were paid in the amounts of $21,000 and $700, respectively.

                               The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2005 and December 31, 2004 was approximately $397,000 and 399,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,738,000 and 1,743,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at June 30, 2005 and December 31, 2005 was $0 for both periods.


                               The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2005:

                                                                         Amount
                               -------------------------------------------------

                                 Six months ending December 31, 2005     $13,000
                                 Year ended December 31, 2006             14,000
                                                                         -------
                                                                         $27,000
                                                                         =======




                                                                              11
--------------------------------------------------------------------------------

6.  RELATED PARTY              REIMBURSABLE EXPENSES
    TRANSACTIONS

                               The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six months ended June 30, 2005 and 2004, the Partnership recorded $14,000 and $32,000, respectively, for reimbursement of expenses to the General Partner.

                               EQUIPMENT MANAGEMENT FEE

                               The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2005 and 2004, equipment management fees of approximately $0 and $2,000, respectively, were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of June 30, 2005 and December 31, 2004,
                               the unpaid balance was approximately $2,000 and $11,000, respectively.



7.  NOTE PAYABLE               Note payable consisted of the following:

                                                                                      JUNE 30,         December 31,
                                                                                          2005                 2004
                                  ----------------------------------------------------------------------------------
                                    Installment note payable to a
                                    Bank, interest at 6.50%; due in
                                    monthly installments of $1,003,
                                    including interest, with final
                                    payment due June 2006.                               11,623              17,158
                                                                         -------------------------------------------
                                                                                    $    11,623          $   17,158
                                                                         ===========================================

                                    This note is secured by specific computer equipment and is a non-recourse liability of the Partnership.




                                                                              12
--------------------------------------------------------------------------------

                                    Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2005 are as follows:

                                                                                                            Amount
                                   --------------------------------------------------------------------------------
                                       Six months ending December 31, 2005                           $       5,717
                                        Year ended December 31, 2006                                         5,906
                                                                                                      -------------
                                                                                                     $      11,623
                                                                                                      =============


8.  SUPPLEMENTAL               Other noncash activities included in the
    CASH FLOW                  determination of net income are as follows:
    INFORMATION

Six months ended June 30,                                             2005               2004
----------------------------------------------------------------------------------------------
Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal by lessee to bank
                                                                    $  1,018           $86,813
----------------------------------------------------------------------------------------------

                               No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessees to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


9.  LITIGATION                 The Partnership, through CCC, initiated a lawsuit
                               against a customer for the non-return of leased equipment. The complaint alleged that the named defendant had not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.

                               The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney felt that the judgment appeared faulty in a number of areas and filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). The Third Circuit scheduled oral arguments and the matter was argued before the court on July 15, 2005. On August 3, 2005, the United States Court of Appeals for the Third Circuit upheld the decision of the lower court granting summary judgment against Commonwealth in all respects.





                                                                              13
--------------------------------------------------------------------------------

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

As a result of the General Partner's approval of the plan of dissolution and the imminent nature of the liquidation, we changed our basis of accounting to the liquidation basis as of July 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Asset in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

REVENUE RECOGNITION

Through June 30, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.






                                                                              14
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the six months ended June 30, 2005 were cash from operations of approximately $10,000 and net proceeds from the sale of equipment of approximately $24,000. The primary source of capital for the six months ended June 30, 2004 was net proceeds from the sale of equipment of approximately $7,000. There was no equipment purchased for the six months ended June 30, 2005 and 2004. There were no distributions paid for the six months ended June 30, 2005 and 2004.

For the six-month period ended June 30, 2005, the Partnership generated cash from operating activities of approximately $10,000, which includes a net operating loss of approximately $147000, a net gain on sale of equipment of approximately $13,000 and depreciation and amortization expenses of approximately $79,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $1,000.

For the six-month period ended June 30, 2004, the Partnership used cash in operating activities of $2,000, which includes net income of $10,000 and depreciation and amortization expenses of $116,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $87,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $13,000 for the balance of the year ending December 31, 2005 and $14,000 thereafter. At June 30, 2005, outstanding debt was approximately $12,000, with an interest rate of 6.50%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2005 and December 31, 2004 was approximately $397,000 and 399,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,738,000 and 1,743,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at June 30, 2005 and December 31, 2005 was $0 for both periods.

The Partnership, has suffered recurring losses from operations, declining cash provided by operating activities, has not paid partner distributions since June 2001, has a deficit partners' capital of approximately $197,000 at June 30, 2005 and CCC filed a lawsuit on the Partnership's behalf (see Note 9), alleging that the named defendant has not returned the proper leased equipment.

The lawsuit was originally filed in 2000. CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney felt that the judgment appeared faulty in a number of areas and filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). The Third Circuit scheduled oral arguments and the matter was argued before the court on July 15, 2005. On August 3, 2005, the United States Court of Appeals for the Third Circuit upheld the decision of the lower court granting summary judgment against Commonwealth in all respects.



                                                                              15
--------------------------------------------------------------------------------

Due to the above factors, the General Partner feels that it is in the best interest of the Partnership to start the liquidation process and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. Therefore, the Partnership is not expected to invest in additional equipment during 2005 and beyond.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

For the quarter ended June 30, 2005, the Partnership recognized income of approximately $42,000 and expenses of approximately $135,000, resulting in a net loss of approximately $93,000. For the quarter ended June 30, 2004, the Partnership recognized income of approximately $84,000 and expenses of approximately $65,000, resulting in net income of approximately $19,000.

Lease income decreased by 72% to approximately $24,000 for the quarter ended June 30, 2005, from approximately $84,000 for the quarter ended June 30, 2004, primarily due to the fact that lease agreements terminated since June, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses increased 278% to approximately $23,000 for the quarter ended June 30, 2005, from $6,000 for the quarter ended June 30, 2004. There was an increase in legal fees of approximately $4,000, an increase in remarketing fees of approximately $8,000, and an increase in accounting fees of approximately $4,000.

The Partnership recorded a bad debt of approximately $75,000 related to the lawsuit discussed in Footnote 9 of the financial statements.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 35% to approximately $37,000 for the quarter ended June 30, 2005, from approximately $57,000 for the quarter ended June 30, 2004 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of approximately $9,000 for the quarter ended June 30, 2005, for a net gain of approximately $13,000. The Partnership sold computer equipment with a net book value of approximately $6,000 for the quarter ended June 30, 2004, for a net gain of approximately $1,000.




                                                                              16
--------------------------------------------------------------------------------

Interest expense decreased 90% to approximately $200 for the quarter ended June 30, 2005 from approximately $2,000 for the quarter ended June 30, 2004, primarily due to older equipment's associated debt being fully paid.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

For the six months ended June 30, 2005, the Partnership recognized income of approximately $65,000 and expenses of approximately $212,000, resulting in a net loss of approximately $147,000. For the six months ended June 30, 2004, the Partnership recognized income of approximately $149,000 and expenses of approximately $139,000, resulting in net income of approximately $10,000.

Lease income decreased by 68% to approximately $47,000 for the six months ended June 30, 2005, from approximately $148,000 for the six months ended June 30, 2004, primarily due to the fact that lease agreements terminated since the six months ended June 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses increased 245% to approximately $57,000 for the six months ended June 30, 2005, from $16,000 for the six months ended June 30, 2004. There was an increase in legal fees of approximately $13,000, an increase in remarketing fees of approximately $21,000, and an increase in accounting fees of approximately $9,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to $0 for the six months ended June 30, 2005, from approximately $2,000 for the six months ended June 30, 2004. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 32% to approximately $79,000 for the six months ended June 30, 2005, from approximately $116,000 for the six months ended June 30, 2004 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership recorded a bad debt of approximately $75,000 related to the lawsuit discussed in Footnote 9 of the financial statements.

The Partnership sold computer equipment with a net book value of approximately $11,000 for the six months ended June 30, 2005, for a net gain of approximately $12,000. The Partnership sold computer equipment with a net book value of approximately $6,000 for the six months ended June 30, 2004, for a net gain of approximately $1,000.




                                                                              17
--------------------------------------------------------------------------------

Interest expense decreased 87% to approximately $500 for the six months ended June 30, 2005 from approximately $4,000 for the six months ended June 30, 2004; primarily due to older equipment's associated debt being fully paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2005.

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

Based upon this review, the General Partner's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.


PART II: OTHER INFORMATION

                       COMMONWEALTH INCOME & GROWTH FUND I

         Item 1.           LEGAL PROCEEDINGS.

                           On or about May 8, 2000, a complaint captioned Commonwealth Capital Corp V. Getronics, Inc. was filed by Commonwealth Capital Corp against Getronics, Inc. (formerly known as Wang Laboratories, Inc.) with the Federal District Court of the Eastern District of Pennsylvania, No. 00-CV-2381 on behalf of the Partnership. The complaint alleged that the named defendant had not returned the proper equipment stated in the master lease agreement and is seeking restitution for lost monthly rentals, taxes, attorney fees and costs, plus interest.






                                                                              18
--------------------------------------------------------------------------------

                           CCC was informed on or around August 30, 2004 that the judge presiding over the case granted summary judgment to the defendant. It should be noted that the judge had previously denied the defendant's motions for summary judgment on two different occasions. CCC and our attorney felt that the judgment appeared faulty in a number of areas and filed an appeal. On March 10, 2005, CCC filed a reply brief to the United States Court of Appeals for the Third Circuit, related to the case of Commonwealth Capital Corp vs. Gentronics, Inc. (F/K/A Wang Laboratories, Inc.). The Third Circuit scheduled oral arguments and the matter was argued before the court on July 15, 2005. On August 3, 2005, the United States Court of Appeals for the Third Circuit upheld the decision of the lower court granting summary judgment against Commonwealth in all respects.


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

         Item 5.           OTHER INFORMATION.

                           N/A


         Item 6.           EXHIBITS

                                  31.1 THE RULE 15D-14(A)
                                  31.2 THE RULE 15D-14(A)
                                  32.1 SECTION 1350 CERTIFICATION OF CEO
                                  32.2 SECTION 1350 CERTIFICATION OF CFO






                                                                              19
--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND I
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

August 15, 2005                             By: /s/ Kimberly A. Springsteen
---------------                                 ---------------------------
Date                                        Kimberly A. Springsteen
                                            President











                                                                              20
--------------------------------------------------------------------------------