Form 10-Q
period 2005-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2005-11-14
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                        FORM 10-Q
                                   SEPTEMBER 30, 2005

                                    TABLE OF CONTENTS
                                         PART I
Item 1.     Condensed Financial Statements                                            3
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      13
Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk                                                                     15
Item 4.     Controls and Procedures                                                  15

                                         PART II
Item 1.     Legal Proceedings                                                        15
Item 2.     Unregistered Sales of Equity Securities and Use of
            Proceeds.                                                                16
Item 3.     Defaults Upon Senior Securities                                          16
Item 4.     Submission of Matters to a Vote of Securities Holders                    16
Item 5.     Other Information                                                        16
Item 6.     Index to Exhibits                                                        16

            Signatures

            Certifications

                   COMMONWEALTH INCOME & GROWTH FUND I, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)


                                                                  SEPTEMBER 30,
                                                                      2005
                                                                   -----------
                                                                   (UNAUDITED)
ASSETS


Cash and cash equivalents                                          $    47,216
Lease income receivable, net of reserves of $0
     as of September 30, 2005                                           42,798
Net investment in direct financing lease                                 6,776
Other receivables - Commonwealth Capital Corp.                           4,024
                                                                   -----------
                                                                       100,814
                                                                   -----------

Computer equipment, at cost                                          1,149,152
Accumulated depreciation                                            (1,132,676)
                                                                   -----------
                                                                        16,476
                                                                   -----------

Equipment acquisition costs and deferred expenses, net                      27
                                                                   -----------



TOTAL ASSETS                                                       $   117,317
                                                                   ===========

LIABILITIES AND NET ASSETS

LIABILITIES
Accounts payable                                                   $    29,576
Accounts payable - Affiliated limited partnerships                      66,954
Accounts payable - General Partner                                       3,749
Unearned lease income                                                    8,251
Notes payable                                                            8,787
                                                                   -----------
TOTAL LIABILITIES                                                      117,317
                                                                   -----------


NET ASSETS IN LIQUIDATION                                          $         -
                                                                   ===========









            see accompanying notes to condensed financial statements

                COMMONWEALTH INCOME & GROWTH FUND I
         STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                           2005
                                                        (UNAUDITED)

Net Assets in liquidation - beginning                    $       -

Lease income                                                16,179
Interest and other                                             794
Gain on sale of computer equipment                               -


Operating, excluding depreciation                          (13,395)
Equipment management fee - General Partner                  (1,286)
Interest                                                      (174)
Depreciation and amortization                              (27,979)
Loss on sale of computer equipment                          (4,339)

Distributions to Investors                                 (31,557)
Contributions from CCC                                      57,457

Changes in estimated liquidation values
        of assets and liabilities                            4,300
                                                         ---------

NET ASSETS IN LIQUIDATION - ENDING                       $       -
                                                         =========

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

                                         COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                                             CONDENSED STATEMENTS OF OPERATIONS

                                                             SIX MONTHS ENDED     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  JUNE 30,          SEPTEMBER 30,          SEPTEMBER 30,
                                                                   2005                 2004                   2004
                                                                (UNAUDITED)          (UNAUDITED)            (UNAUDITED)
INCOME
Lease                                                        $         47,452     $           61,475     $         209,932
Interest and other                                                      4,612                    793                   807
Gain on sale of computer equipment                                     12,636
                                                             ----------------     ------------------     -----------------

TOTAL INCOME                                                           64,700                 62,268               210,739
                                                             ----------------     ------------------     -----------------

EXPENSES
Operating, excluding depreciation                                      56,714                 10,263               (23,508)
Equipment management fee - General Partner                                  -                      -                 2,302
Interest                                                                  483                  1,058                 5,345
Bad debt                                                               75,493                129,000               129,000
Depreciation                                                           79,139                 54,383               165,062
Amortization of equipment
  acquisition costs and deferred expenses                                  89                  2,215                 7,534
Loss on sale of computer equipment                                                            10,764                 9,815
                                                             ----------------     ------------------     -----------------
TOTAL EXPENSES                                                        211,918                207,683               295,550
                                                             ----------------     ------------------     -----------------

NET (LOSS) INCOME                                            $       (147,218)    $         (145,415)    $         (84,811)
                                                             ================     ==================     =================

NET (LOSS) INCOME PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                           $          (0.23)    $           ( 0.23)    $           (0.13)
                                                             ================     ==================     =================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD                     631,124                631,124               631,124
                                                             ================     ==================     =================




                                  see accompanying notes to condensed financial statements

                           COMMONWEALTH INCOME & GROWTH FUND I, L.P.

                               CONDENSED STATEMENTS OF CASH FLOW

      FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                            2005                     2004
                                                         -----------              -----------
                                                         (UNAUDITED)              (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                $    10,183              $    12,445
                                                         -----------              -----------

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment              23,795                   10,275
                                                         -----------              -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     23,795                   10,275
                                                         -----------              -----------

Net increase in cash and cash equivalents                     33,978                   22,720
Cash and cash equivalents, beginning of period                46,246                    1,409
                                                         -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    80,224              $    24,129
                                                         ===========              ===========




                   see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      BUSINESS                   Commonwealth Income & Growth Fund I (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp
                                   ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The
                                   Partnership's General Partner is Commonwealth
                                   Income & Growth Fund, Inc. (the "General
                                   Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. The Partnership began liquidation effective July 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.
                                   The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors
                                   (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.


2.      SUMMARY OF                 BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                 As a result of the General Partner's approval
        POLICIES                   of the plan of liquidation as of July 1,
                                   2005, we changed our basis of accounting to the liquidation basis effective on such date.
                                   This basis of accounting is considered
                                   appropriate when, among other things,
                                   liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation.
                                   The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                                   In presenting our Statement of Net Assets in Liquidation at September 30, 2005, we recorded a $21,500 increase to assets. This increase represents the present value of future lease payments of leases. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $10,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. Payables to affiliates were decreased by $247,000 to represent the expected settlement value of these liabilities.

                                   The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the nine months ended September 30, 2005.

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

3.      NET INVESTMENT IN          The following lists the components of the net
        DIRECT FINANCING           investment in a direct financing lease as of
        LEASE                      September 30, 2005 and December 31, 2004:

                                                                               SEPTEMBER 30,     December 31,
                                                                                   2005              2004
                                   --------------------------------------------------------------------------
                                   Minimum lease payments receivable
                                                                                  $9,027           $ 18,054
                                   Less: Unearned Revenue                          2,251              4,503
                                   --------------------------------------------------------------------------
                                   Net investment in direct
                                       financing lease                            $6,776           $ 13,551
                                   --------------------------------------------------------------------------

                                   The following is a schedule of future minimum rentals on the noncancellable direct financing lease at September 30, 2005:

                                                                                                       Amount
                                   --------------------------------------------------------------------------
                                          Three Months ending December 31, 2005                    $    3,009
                                          Year Ended December 31, 2006                                  6,018
                                                                                                   ----------
                                                                                                   $    9,027
                                   --------------------------------------------------------------------------

4.      COMPUTER                   The Partnership is the lessor of equipment
        EQUIPMENT                  under operating leases with periods ranging
                                   from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                   Through September 30, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                                   Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine months ended September 30, 2005 and 2004, remarketing fees were paid in the amounts of $28,000 and $2,000, respectively.

                                   The Partnership's share of the computer
                                   equipment in which it participates with other partnerships at September 30, 2005 and December 31, 2004 was approximately $397,000 and 399,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,738,000 and 1,743,000, respectively. The
                                   Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at September 30, 2005 and December 31, 2005 was $0 for both periods.


                                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2005:

                                                                                                        Amount
                                   ----------------------------------------------------------------------------
                                      Nine months ending December 31, 2005                        $      11,000
                                       Year ended December 31, 2006                                      10,000

                                                                                                    -----------
                                                                                                  $      21,000
                                                                                                    ===========

5.      RELATED PARTY              RECEIVABLES/PAYABLES
        TRANSACTIONS
                                   As of September 30, 2005, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                   REIMBURSABLE EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2005 and 2004, the Partnership recorded expenses of $15,000 and income of ($13,000), respectively, for reimbursement of expenses to the General Partner.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2005 and 2004, equipment management fees of approximately $1,000 and $2,000, respectively, were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of September 30, 2005 and December 31, 2004, the unpaid balance was approximately $3,000 and $11,000, respectively.



6.      NOTE PAYABLE               Note payable consisted of the following:

                                                                                 SEPTEMBER 30,         December 31,
                                                                                          2005                 2004
                                   --------------------------------------------------------------------------------
                                   Installment note payable to a
                                   Bank, interest at 6.50%; due
                                   in monthly installments of
                                   $1,003, including interest,
                                   with final payment due June
                                   2006.                                                 8,787              17,158
                                                                                 ----------------------------------
                                                                                 $       8,787         $     17,158
                                                                                 ==================================

                                   This note is secured by specific computer equipment and is a non-recourse liability of the Partnership.

                                   Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2005 are as follows:

                                                                                                            Amount
                                   --------------------------------------------------------------------------------
                                       Three months ending December 31, 2005                           $      2,881
                                       Year ended December 31, 2006                                           5,906
                                                                                                       ------------
                                                                                                       $      8,787
                                                                                                       ============

7.      SUPPLEMENTAL               Other noncash activities included in the
        CASH FLOW                  determination of net income are as follows:
        INFORMATION

Nine months ended September 30,                                       2005               2004
----------------------------------------------------------------------------------------------
Lease income, net of interest expense on
      notes payable realized as a result of
      direct payment of principal by lessee to
      bank                                                $          1,596   $        123,031
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

The Partnership's primary sources of capital for the nine months ended September 30, 2005 and 2004 were net proceeds received from sale of equipment totaling approximately $28,000 and $10,000, respectively. There was no equipment purchased for the six months ended September 30, 2005 and 2004. The primary use of cash for the nine months ended September 30, 2005 was for the payment of preferred distributions to partners of approximately $32,000. There were no distributions paid for the nine months ended September 30, 2004.

For the nine-month period ended September 30, 2005, the Partnership used cash from operating activities of approximately $239,000, which includes a net operating loss of approximately $177,000, a net gain on sale of equipment of approximately $8,000 and depreciation and amortization expenses of approximately $107,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $2,000.

For the nine-month period ended September 30, 2004, the Partnership generated cash from operating activities of $12,000, which includes net income of $85,000 and depreciation and amortization expenses of $173,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $123,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $11,000 for the balance of the year ending December 31, 2005 and $10,000 thereafter. At September 30, 2005, outstanding debt was approximately $9,000, with an interest rate of 6.50%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2005 and December 31, 2004 was approximately $397,000 and 399,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,738,000 and 1,743,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at September 30, 2005 and December 31, 2005 was $0 for both periods.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 compared to Nine Months Ended September 30, 2004
-------------------------------------------------------------------------------

For the six months ended June 30, 2005, the Partnership recognized income of approximately $65,000 and expenses of approximately $212,000, resulting in a net loss of approximately $147,000. For the nine months ended September 30, 2004, the Partnership recognized income of approximately $211,000 and expenses of approximately $296,000, resulting in net loss of approximately $85,000.

Lease income decreased by 78% to approximately $47,000 for the six months ended June 30, 2005, from approximately $210,000 for the nine months ended September 30, 2004, primarily due to the fact that lease agreements terminated since the six months ended September 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses increased 342% to approximately $57,000 for the six months ended June 30, 2005, from income of ($24,000) for the nine months ended September 30, 2004.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to $0 for the six months ended June 30, 2005, from approximately $2,000 for the nine months ended September 30, 2004. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 55% to approximately $79,000 for the six months ended June 30, 2005, from approximately $173,000 for the nine months ended September 30, 2004 due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized.

The Partnership sold computer equipment with a net book value of approximately $11,000 for the six months ended June 30, 2005, for a net gain of approximately $12,000. The Partnership sold computer equipment with a net book value of approximately $20,000 for the nine months ended September 30, 2004, for a net loss of approximately $10,000.

Interest expense decreased 90% to approximately $500 for the six months ended June 30, 2005 from approximately $5,000 for the nine months ended September 30, 2004 primarily due to older equipment's associated debt being fully paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II:   OTHER INFORMATION

                       COMMONWEALTH INCOME & GROWTH FUND I

       Item 1.      LEGAL PROCEEDINGS.

                    N/A

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

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND I
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

November 14, 2005                           By: /s/ Kimberly A. Springsteen
-----------------                               ----------------------------
Date                                        Kimberly A. Springsteen
                                            President