Form 10-K
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2006-03-31
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

         Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996).

                                    FORM 10-K
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                         PART I
Item 1.    Business                                                               3
Item 1A.   Risk Factors                                                           6
Item 1B.   Unresolved Staff Comments                                              7
Item 2.    Properties                                                             7
Item 3.    Legal Proceedings                                                      7
Item 4.    Submission of Matters to a Vote of Security Holders                    7

                                        PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities                              7
Item 6.    Selected Financial Data                                                9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk            14
Item 8.    Financial Statements and Supplementary Data                           14
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                  14
Item 9A.   Controls and Procedures                                               15
Item 9B.   Other Information                                                     15

                                       PART III
Item 10.   Directors and Executive Officers of the Registrant                    15
Item 11.   Executive Compensation                                                18
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                           18
Item 13.   Certain Relationships and Related Transactions                        18
Item 14.   Principal Accountant Fees and Services                                23

                                         PART IV
Item 15.   Exhibits and Financial Statement Schedules                            24

           Index to Exhibits

           Signatures

           Certifications

PART I

ITEM 1:    BUSINESS

GENERAL

         Commonwealth Income & Growth Fund I ( the "Partnership") was formed on August 26, 1993 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on December 17, 1993 (the "Offerings"). The Partnership terminated its offering of Units on May 11, 1995, with 631,358 Units sold ($12,623,682) and 749 investors admitted as Limited Partners of the Partnership.

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

PRINCIPAL INVESTMENT OBJECTIVES

         The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net Proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilized Retained Proceeds and debt financing (not exceeding 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt was incurred) to purchase additional Equipment. The Partnership acquired and leased equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. Currently, the Partnership's primary objective is the orderly and efficient liquidation of its equipment portfolio.

         Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership or the terms of any sale of equipment in liquidation.

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

DESCRIPTION OF LEASES

         The Partnership to date has purchased only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2005, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2005, we have entered into one Capital Lease.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2005, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

LIQUIDATION POLICIES

         The Partnership began disposing of its Equipment in July 2005. The Partnership's objective is to sell all of its assets and dissolve by December 31, 2006.

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

EMPLOYEES

         The Partnership had no employees in 2005 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which has 51 employees as of December 31, 2005.

ITEM 1A.   RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the General Partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the General Partner. The units should be purchased as a long-term investment only.

The general partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of the fund.

LIMITED PARTNERS DO NOT HAVE THE RIGHT TO VOTE ON OR OTHERWISE APPROVE OR DISAPPROVE OF ANY PARTICULAR INVESTMENT TO BE MADE BY THE PARTNERSHIP OR THE TERMS OF ANY SALE OF EQUIPMENT IN LIQUIDATION.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

                NOT APPLICABLE

ITEM 2:    PROPERTIES

                NOT APPLICABLE

ITEM 3:    LEGAL PROCEEDINGS

                NOT APPLICABLE

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NOT APPLICABLE

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2005, there were 749 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

         The Partnership began accepting redemption requests 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. For the twelve months ending December 31, 2005, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

         Distributions in the amount of $31,200 were made to the Limited Partners in 2005. There were no quarterly distributions paid to the Limited Partners during 2004 and 2003.

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

ITEM 6:    SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, selected financial data for the Partnership as of June 30, 2005 and for each of the four years ending December 31, 2004. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein. As described in Note 2 of the accompanying financial statements, the Partnership adopted the liquidation basis of accounting effective July 1, 2005. Information presented at December 31, 2005 follows this basis of accounting. The information for the period ended June 30, 2005 and the four prior years follows the going-concern basis of accounting.

                                                   YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                 PERIOD ENDED
STATEMENTS OF OPERATIONS DATA:   JUNE 30, 2005     2004        2003        2002        2001
------------------------------   -------------   ---------   ---------   ---------   ---------
Lease Income                     $      47,452   $ 258,552   $ 331,958   $ 405,772   $ 764,635
Net (Loss) / Income                   (147,218)   (136,479)   (114,587)   (237,111)    170,529
Cash Distributions to Limited
 Partners                                   --          --          --          --     315,490
Net (Loss) / Income Allocated
 to Limited Partnerrs                 (147,218)   (136,479)   (114,587)   (237,111)    167,449
Net (Loss) / Income Per
 Limited Partner Unit                     (.23)       (.22)       (.18)       (.38)        .27
Cash Distribution Per Limited
 Partner Unit                               --          --          --          --         .50


                                               FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                 PERIOD ENDED
OTHER DATA:                      JUNE 30, 2005     2004        2003        2002        2001
------------------------------   -------------   ---------   ---------   ---------   ---------
Net cash provided by (used in)
 operating activities            $      10,183   $  27,849   $ (64,210)  $  (2,263)  $ 256,758
Net cash provided by (used in)
 investing activities                   23,795      16,989      65,181     (10,329)        678
Net cash provided by (used in)
 financing activities                       --          --          --      11,948    (320,931)

                                                       AS OF DECEMBER 31,
                                 --------------------------------------------------------------
                                    2005         2004         2003         2002         2001
                                 ----------   ----------   ----------   ----------   ----------
Total Assets                     $   58,223   $  303,612   $  684,151   $  968,125   $1,108,320
Notes Payable                         5,906       17,158      168,343      444,732      500,585
Partners' Capital                        --      (49,906)      86,573      201,160      438,271
Net assets in
 liquidation                             --           --           --           --           --

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

NET ASSETS IN LIQUIDATION

As a result of the General Partner's approval of the plan of liquidation as of July 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

REVENUE RECOGNITION

Through December 31, 2005, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of capital for the period ended June 30, 2005 and the year ended December 31, 2004 was cash from operations of $10,000 and 28,000, respectively, and proceeds from the sale of computer equipment of $24,000 and $17,000, respectively. The primary uses of cash for the year ended December 31, 2003 was $64,000 used in operations and capital expenditures for new equipment totaling $5,000. There were no distributions paid during the six months ended June 30, 2005 or the years ended December 31, 2004 and 2003 mainly due to the litigation with Gentronics, declining lease revenues and declining cash from operations.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership's operating expenses. As of December 31, 2005, future minimum rentals on noncancellable operating and capital leases decreased to $16,000, down from $30,000 in 2004, due to the fact that more lease agreements have expired than new computer equipment leases acquired in 2005. As of December 31, 2005, the Partnership had future minimum rentals on noncancellable operating leases of $10,000 for the year ended 2006. As of December 31, 2005, the Partnership had future minimum rentals on noncancellable capital leases of $6,000 for the year ended 2006. No debt was incurred in 2005, 2004 and 2003. At December 31, 2005, the outstanding debt was $6,000, with an interest rate of 6.5% and will be payable through June 2006.

         CCC, on behalf of the Partnership and other affiliated partnerships, acquired computer equipment subject to associated debt obligations and lease agreements and allocated a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 is approximately $326,000 and $399,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2005 and 2004 was approximately $1,432,000 and $1,743,000, respectively. There was no outstanding debt associated with this equipment at December 31, 2005 and 2004.

RESULTS OF OPERATIONS

         For the period ended June 30, 2005, the Partnership recognized income of $65,000 and expenses of $212,000, resulting in a net loss of $147,000. For the years ended December 31, 2004 and 2003, the Partnership recognized income of $334,000 and $383,000, and expenses of $471,000 and $498,000, resulting in a net loss of $136,000 and $115,000, in 2004 and 2003, respectively.

         Lease income decreased by 82% to approximately $47,000 for the six months ended June 30, 2005, down from $259,000 and $332,000 in 2004 and 2003, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements entered into since 2003.

         The Partnership sold computer equipment with a net book value of approximately $11,000 for the six months ended June 30, 2005, for a net gain of approximately $12,000. The Partnership sold computer equipment with a net book value of $30,000, and $19,000, during the years ended December 31, 2004 and 2003, respectively, for a net (loss) gain of $(13,000), and $51,000 for the years ended December 31, 2004 and 2003, respectively.

         Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses for the period ended June 30, 2005 totaled approximately $57,000. At December 31, 2004, and 2003 the operating expenses totaled approximately $41,000, and $196,000, respectively. The increase in operating expenses from 2004 to 2005 was primarily due to an increase in accounting fees of $10,000.

         The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment, which is subject to operating and capital leases. No equipment management fees were charged to the Partnership for 2005 due to the liquidation. The equipment management fee was $2,000 in 2004, down from $17,000 in 2003, which is consistent with the decrease in lease income.

         Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. Depreciation and amortization during the period ended June 30, 2005 decreased to $79,000, down from $235,000 and $263,000 in 2004 and 2003, respectively, due to the older equipment becoming fully depreciated and certain acquisition and finance fees being fully amortized and only a minimal amount of new additions.

         The Partnership has charged bad debt expense of $75,000 and $174,000 as additional allowances against accounts receivable for the period ended June 30, 2005 and the year ending December 31, 2004, rspecitively. There was no bad debt expense recorded for the years ending December 31, 2003.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment existed in 2005 and 2003. In 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $11,000 in the fourth quarter of 2004 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

NET LOSS

         Net loss for the period January 1, 2005 to June 30, 2005, increased to $147,000, up from a net loss of $136,000 in 2004 and $115,000 in 2003. The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2005:

                                  TOTAL       2006
                                ---------   ---------
Installment notes payable
 due 2006:
  Principal                         5,906       5,906
  Interest                            112         112
                                ---------   ---------
TOTAL                               6,018   $   6,018
                                =========   =========

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

ITEM 7.A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8:    FINANCIAL STATEMENTS

         Our financial statements for the fiscal years ended December 31, 2005 and 2004, and the report thereon of Asher and Company, Ltd. and the report thereon of BDO Seidman, LLP for the fiscal year ended December 31, 2003, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's report on the registrant's financial statements for 2003 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's 2003 fiscal year and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's 2003 recent fiscal year and the interim period prior to such dismissal, there occurred no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K.

         The registrant provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

         Also effective October 11, 2004, the registrant retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

         During 2003, we had not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A:   CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B:   OTHER INFORMATION

         NOT APPLICABLE

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The Partnership does not have any Directors or executive officers.

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund II, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
-----------------------    ------------------------------------------------------------------------------
George S. Springsteen      Chairman of the Board, Treasurer and Chief Executive Officer of CCC, CCSC,
                           and Commonwealth Income & Growth Fund, Inc. ("CIGF, Inc.")

Kimberly A. Springsteen    Director, Secretary, President & Chief Operations Officers of CCC, CCSC and
                           CIGF, Inc. Chief Compliance Officer of CCSC.

Henry J. Abbott            Director, Senior Vice President & Portfolio Manager of CCC,  CCSC and
                           CIGF, Inc.

Lynn A. Franceschina       Controller, Senior Vice President of CCC, CCSC and CIGF, Inc.

Katrina M. Mason           Due Diligence Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Jay Dugan                  Chief Technology Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Donald Bachmayer           Accounting and Accounting Manager, Vice President of CCC, CCSC, and CIGF, Inc.

Mark Hershenson            Broker Services Manager, Vice President of CCC, CCSC and CIGF,
                           Inc.

James Pruett               Compliance Officer, Assistant Vice President of CCC, CCSC, and CIGF, Inc.

Donnamarie D. Abbott       Investor Services Manager, Assistant Vice President of CCC, and CIGF, Inc.

         GEORGE S. SPRINGSTEEN, age 71, is a founding stockholder, Chairman of the Board and Chief Executive Officer of the parent leasing company, Commonwealth Capital Corp. since 1978. In addition, Mr. Springsteen serves as Chairman of the Board and Chief Executive Officer and registered principal of the broker/dealer, Commonwealth Capital Securities Corp and the General Partner, Commonwealth Income & Growth Fund Inc. He oversees numerous equipment investment portfolios and is responsible for business development. Mr. Springsteen and his wife, Kim, are the sole shareholders of the parent company and its affiliates. Mr. Springsteen oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Before starting Commonwealth, Mr. Springsteen managed a portfolio of $120 million at Granite Computer Corp., bought their portfolio and founded his own firm. Mr. Springsteen attended the University of Delaware and holds his NASD Series 22, 63 and 39 licenses. Mr. Springsteen is a member of the Equipment Leasing Association and a founding member of the Computer Dealers Leasing Association prior to, as well as a member of the Investment Program Association. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

         KIMBERLY A. SPRINGSTEEN, age 46, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. and serves as Director and Secretary, President and Chief Operating Officer of the parent and its affiliates. Ms. Springsteen is responsible for oversight of daily operations, due diligence and business development. Ms. Springsteen also oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Ms. Springsteen has developed and presented numerous motivational, informational and sales training workshops over the past 25 years. Prior to Commonwealth, Ms. Springsteen served as Senior Vice President & Marketing Manager in the Alternative Investments Department of Wheat First/Butcher & Singer, a broker/dealer headquartered in Richmond, Virginia, where she raised over $450,000,000 of capital in the real estate, equipment leasing, tax credit and energy-related industries. Ms. Springsteen holds her NASD Series 7, 63 and 39 licenses and is a member of the Equipment Leasing Association, the Financial Planners Association and serves on the Board of Trustees for the Investment Program Association. Ms. Springsteen is the wife of George Springsteen and is co-shareholder of the parent and its affiliates.

         HENRY J. ABBOTT, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as a Director, Senior Vice President and Portfolio Manager of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his NASD Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

         LYNN A. FRANCESCHINA, age 34, joined Commonwealth in 2001 and serves as Senior Vice President and Controller of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina serves on the Portfolio Advisory Committee, the Audit Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

         KATRINAM. MASON, age 33, joined Commonwealth in 2002 and serves as Senior Vice President, Broker/Dealer Relations Manager and Due Diligence Manager of the parent and its affiliates. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

         JAY DUGAN, age 57, joined Commonwealth in 2002 and serves as Senior Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

         DONALD A. BACHMAYER, age 41, joined Commonwealth in 2004 and serves as Vice President and Accounting Manager of the General Partner, CCC and certain of its subsidiaries where he has been employed since 2004. Mr. Bachmayer is responsible for financial reporting and analysis, cash management and tax compliance. He is a member of the Portfolio Advisory Committee. Prior to joining Commonwealth, from 2002 to 2004, Mr. Bachmayer served as Accounting Supervisor for LEAF Financial, an equipment-leasing sponsor, where his responsibilities included cash management, commission and syndication reporting. From 1997 to 2001, Mr. Bachmayer was a senior accountant/auditor with Fishbein & Company, P.C., certified public accountants, with responsibilities including audit, financial reporting, cash management, commission and syndication reporting, and tax preparation. Mr. Bachmayer attended LaSalle University and holds a Bachelor of Science in Accounting.

         MARK HERSHENSON, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer fat MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor's in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master's level coursework in Financial Planning though American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

         JAMES PRUETT, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett's responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

         DONNAMARIE D. ABBOTT, age 47, joined Commonwealth in 2001 and serves as Assistant Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors' final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

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

      ENTITY                                                                AMOUNT        AMOUNT         AMOUNT
     RECEIVING                                                             INCURRED      INCURRED       INCURRED
   COMPENSATION                   TYPE OF COMPENSATION                   DURING 2005    DURING 2004    DURING 2003
-------------------     ----------------------------------------------   -----------    -----------    -----------
The General Partner     EQUIPMENT ACQUISITION FEE. An Equipment          $         0    $         0    $     1,000
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of
                        Equipment purchased as compensation for
                        the negotiation of the acquisition of
                        the Equipment and the lease thereof or
                        sale under a Conditional Sales
                        Contract. The fee was paid upon each
                        closing of the Offering with respect to
                        the Equipment purchased by the
                        Partnership with the net proceeds of
                        the Offering available for investment
                        in Equipment. If the Partnership
                        acquires Equipment in an amount
                        exceeding the net proceeds of the
                        Offering available for investment in
                        Equipment, the fee will be paid when
                        such Equipment is acquired.

The General Partner     REIMBURSABLE EXPENSES. The General               $    18,000    $    22,000    $   194,000
and its Affiliates      Partner and its Affiliates are entitled
                        to reimbursement by the Partnership for the
                        cost of goods, supplies or services obtained
                        and used by the General Partner in connection
                        with the administration and operation of the
                        Partnership from third parties unaffiliated
                        with the General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain expenses
                        incurred by the General Partner and its
                        affiliates in connection with the
                        administration and operation of the
                        Partnership. The amounts set forth on this
                        table do not include expenses incurred in the
                        offering of Units.

The General Partner     EQUIPMENT MANAGEMENT FEE. A monthly fee          $         0    $     2,000    $    17,000
                        equal to the lesser of (i) the fees
                        which would be charged by an
                        independent third party for similar
                        services for similar equipment or (ii)
                        the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Full
                        Payout Net Leases which contain Net
                        Lease provisions plus (2) the purchase
                        price paid on Conditional Sales
                        Contracts as received by the
                        Partnership and (b) five percent of the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Operating
                        Leases.

The General Partner     EQUIPMENT LIQUIDATION FEE. With respect          $      1,00    $       500    $     2,000
                        to each item of Equipment sold by the
                        General Partner (other than in
                        connection with a Conditional Sales
                        Contract), a fee equal to the lesser of
                        (i) 50% of the Competitive Equipment
                        Sale Commission or (ii) three percent
                        of the sales price for such Equipment.
                        The payment of such fee is subordinated to the
                        receipt by the Limited Partners of (i) a
                        return of their Capital Contributions and 10%
                        annum cumulative return, compounded daily, on
                        Adjusted Capital Contributions ("Priority
                        Return") and (ii) the Net Disposition Proceeds
                        from such sale in accordance with the
                        Partnership Agreement. Such fee is reduced to
                        the extent any liquidation or resale fees are
                        paid to unaffiliated parties.

The General Partner     PARTNERSHIP INTEREST. The General                $       300    $         0    $         0
                        Partner has a present and continuing
                        one percent interest of $1,000 in the
                        Partnership's item of income, gain,
                        loss, deduction, credit, and tax preference.
                        In addition, the General Partner receives one
                        percent of Cash Available for Distribution
                        until the Limited Partners have received
                        distributions of Cash Available for
                        Distribution equal to their Capital
                        Contributions plus the 10% Priority Return and
                        thereafter, the General Partner will receive
                        10% of Cash Available for Distribution.

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

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,000 and $3,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the independent registered public accounting firm for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the independent registered public accounting firm, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

         Report of Independent Registered Public Accounting Firm         F-1

         Report of Independent Registered Public Accounting Firm         F-2

         Statement of Net Assets in Liquidation as of
          December 31, 2005                                              F-3

         Balance Sheet as of December 31, 2004                           F-4

         Statement of Changes in Net Assets in Liquidation at
          December 31, 2005                                              F-5

         Statements of Operations for December 31, 2003 through
          the six months ended June 30, 2005                             F-6

         Statements of Partners  Capital  (Deficit) for
          December 31, 2003 through the six months ended
          June 30, 2005                                                  F-7

         Statements of Cash Flows for December 31, 2003 through
          the six months ended June 30, 2005                             F-8-9

         Notes to Financial Statements                                   F-10-22

         Supplemental Schedules                                          F-23

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

(c)      Exhibits:

         31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

         32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2006 by the undersigned thereunto duly authorized.


                                            COMMONWEALTH INCOME & GROWTH FUND I

                                            By:   COMMONWEALTH INCOME &
                                                  GROWTH FUND, INC.,
                                                  General Partner

                                            By:   /s/ George S. Springsteen
                                                  ------------------------------
                                                  George S. Springsteen,
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

SIGNATURE                                 CAPACITY
----------------------------------        --------------------------------------

/s/ GEORGE S. SPRINGSTEEN                 Chairman, Chief Executive Officer, and
----------------------------------        Sole Director of Commonwealth Income &
George S. Springsteen                     Growth Fund, Inc.


/s/ KIMBERLY A. SPRINGSTEEN               President, Chief Operating Officer and
----------------------------------        Secretary
Kimberly A. Springsteen

                                                             COMMONWEALTH INCOME
                                                                 & GROWTH FUND I


                                   YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                             COMMONWEALTH INCOME
                                                                 & GROWTH FUND I


                                                            FINANCIAL STATEMENTS

                                   YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              1

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              3

         FINANCIAL STATEMENTS
             Statement of net assets in liquidation                           4
             Balance sheet                                                    5
             Statement of changes in net assets in liquidation                6
             Statements of operations                                         7
             Statements of partners' capital (deficit)                        8
             Statements of cash flows                                      9-10

         NOTES TO FINANCIAL STATEMENTS                                    11-24

         SUPPLEMENTAL SCHEDULES
             Changes in Allowance for doubtful accounts                      25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

         We have audited the statement of net assets in liquidation of Commonwealth Income & Growth Fund I ("Partnership") as of December 31, 2005, and the related statement of changes in net assets in liquidation for the period from July 1, 2005 to December 31, 2005. In addition, we have audited the balance sheet as of December 31, 2004 and the related statements of operations, Partners' capital and cash flows for the year ended December 31, 2004, and the statements of operations, Partners' capital and cash flows for the period from January 1, 2005 to June 30, 2005. Our audits also included the financial statement schedule of valuation and qualifying accounts as of and for the periods ended December 31, 2005 and June 30, 2005, and as of and for the year ended December 30, 2004. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 2, the Partnership is currently being liquidated. As a result, the Partnership has changed its basis of accounting for periods subsequent to June 30, 2005 from the going-concern basis to the liquidation basis.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Commonwealth Income & Growth Fund I as of December 31, 2005 and the changes in its net assets in liquidation for the period from July 1, 2005 to December 31, 2005, its financial position as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004 and for the period from January 1, 2005 to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As described in Note 2, these financial statements as of December 31, 2005 and for the period from July 1, 2005 to December 31, 2005 have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets and the estimate of liquidating costs to be incurred. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results, and those differences may be material.


/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2006

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
Commonwealth Income & Growth Fund I
Exton, Pennsylvania

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund I for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund I for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                          STATEMENT OF NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------

December 31,                                                           2005
----------------------------------------------------------------   ------------
ASSETS

Cash and cash equivalents                                          $     33,503
Lease income receivable, net of reserves of $7,590
     as of December 31, 2005                                             16,490
Net investment in direct financing lease                                  4,517
                                                                   ------------
                                                                         54,510
                                                                   ------------

Computer equipment, at cost                                           1,143,445
Accumulated depreciation                                             (1,139,743)
                                                                   ------------
                                                                          3,702
                                                                   ------------

Equipment acquisition costs and deferred expenses, net                       11
                                                                   ------------

TOTAL ASSETS                                                       $     58,223
                                                                   ============

LIABILITIES AND NET ASSETS

LIABILITIES
Accounts payable                                                   $     13,430
Accounts payable - Affiliated limited partnerships                       16,726
Accounts payable - General Partner                                        3,769
Accounts payable - Commonwealth Capital Corp.                             9,613
Unearned lease income                                                     8,779
Notes payable                                                             5,906
                                                                   ------------
TOTAL LIABILITIES                                                        58,223
                                                                   ------------

NET ASSETS IN LIQUIDATION                                          $         --
                                                                   ------------

NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED
 PARTNERSHIP UNIT                                                  $         --
                                                                   ------------

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
 LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                  631,124
                                                                   ============

See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------

December 31,                                                           2004
----------------------------------------------------------------   ------------
ASSETS

Cash and cash equivalents                                          $     46,246
Lease income receivable, net of reserves of $473,578 at
 December 31, 2004                                                       95,496
Net investment in direct financing lease                                 13,551
Other receivables and deposits                                               --
                                                                   ------------
                                                                        155,293
                                                                   ------------

Computer equipment, at cost                                           1,345,200
Accumulated depreciation                                             (1,201,517)
                                                                   ------------
                                                                        143,683
                                                                   ------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
 accumulated amortization of $928 at December 31, 2004                      133
                                                                   ------------

TOTAL ASSETS                                                       $    299,109
                                                                   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
     Accounts payable                                              $      8,620
     Accounts payable, General Partner                                  229,840
     Accounts payable, Commonwealth Capital Corp.                         2,886
     Accounts payable, affiliated limited partnerships                   71,528
     Unearned lease income                                               18,983
     Notes payable                                                       17,158
                                                                   ------------
TOTAL LIABILITIES                                                       349,015
                                                                   ------------

PARTNERS' CAPITAL (DEFICIT)
     General Partner                                                      1,000
     Limited partners                                                   (50,906)
                                                                   ------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                       (49,906)
                                                                   ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  $    299,109
                                                                   ============

See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------

For the period July 1 to December 31,                                  2005
----------------------------------------------------------------   ------------
Net Assets in liquidation - beginning                              $     (7,000)

Lease income                                                             27,334
Interest and other                                                        1,333
Gain on sale of computer equipment                                           68

Operating, excluding depreciation                                       (24,047)
Interest                                                                   (301)
Depreciation and amortization                                           (40,532)
Bad debt                                                                 (7,590)
Loss on sale of computer equipment                                       (4,339)

Distributions to Investors                                              (31,557)
Contributions from CCC                                                   82,847
                                                                   ------------

Changes in estimated liquidation values  of assets and
 liabilities                                                              3,784
                                                                   ------------

NET ASSETS IN LIQUIDATION - ENDING                                 $         --
                                                                   ============

See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                   PERIOD ENDED    -----------------------------
                                                                   JUNE 30, 2005        2004            2003
----------------------------------------------------------------   -------------   -------------   -------------
INCOME
     Lease                                                         $      47,452   $     258,552   $     331,958
     Interest and other                                                    4,612          75,977              21
     Gain on sale of computer equipment                                   12,636              --          51,374
                                                                   -------------   -------------   -------------

TOTAL INCOME                                                              64,700         334,529         383,353
                                                                   -------------   -------------   -------------

EXPENSES
     Operating, excluding depreciation                                    56,714          40,501         195,617
     Equipment management fee, General Partner                                --           2,302          16,598
     Interest                                                                483           5,817          22,999
     Depreciation                                                         79,139         227,137         246,000
     Amortization of equipment acquisition costs, and deferred
         expenses                                                             89           8,600          16,726
     Provision for uncollectible lease income receivable                  75,493         174,000              --
     Loss on sale of equipment                                                --          12,651              --
                                                                   -------------   -------------   -------------

TOTAL EXPENSES                                                           211,918         471,008         497,940
                                                                   -------------   -------------   -------------

NET LOSS                                                           $    (147,218)  $    (136,479)  $    (114,587)
                                                                   =============   =============   =============

NET LOSS ALLOCATED TO LIMITED PARTNERS                                  (147,218)       (136,479)       (114,587)

NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP UNIT                   $        (.23)  $        (.22)  $        (.18)

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
     LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR
                                                                         631,124         631,124         631,124
                                                                   =============   =============   =============

See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

--------------------------------------------------------------------------------

                                           General        Limited
                                           Partner        Partner       General          Limited
                                            Units          Units        Partner          Partners          Total
                                         ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 2002                         50        631,124   $      1,000    $    200,160    $    201,160

Net (loss)                                         --             --             --        (114,587)       (114,587)
                                         ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 2003                         50        631,124          1,000          85,573          86,573

Net (loss)                                         --             --             --        (136,479)       (136,479)
                                         ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 2004                         50        631,124          1,000         (50,906)        (49,906)

Contributions - Forgiveness of fees                --             --        190,124              --         190,124
Transfer of Partner's Capital                      --             --       (190,124)        190,124              --
Net (loss)                                         --             --             --        (147,218)       (147,218)
                                         ------------   ------------   ------------    ------------    ------------

BALANCE, June 30, 2005                             50        631,124   $      1,000    $     (8,000)   $     (7,000)
                                         ============   ============   ============    ============    ============

                                 See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   PERIOD ENDED     Year ended      Year ended
                                                                      JUNE 30,      December 31,    December 31,
                                                                       2005            2004            2003
                                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $    (147,218)  $    (136,479)  $    (114,587)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities
              Depreciation and amortization                               79,228         235,738         262,726
              (Gain) Loss on sale of computer
                  equipment                                              (12,636)         12,651         (51,374)
              Provision for uncollectible lease income
              receivable                                                  75,493         174,000              --
              Other noncash activities included in
                  determination of net (loss)                             (1,018)       (142,151)       (267,354)
              Changes in assets and liabilities
                      Lease income receivable                              2,455         (18,732)           (623)
                      Other receivables                                      298             200              --
                      Accounts payable                                    11,659           6,523          (3,087)
                      Accounts payable, General
                           Partner                                            --         (31,916)        108,643
                      Accounts payable,
                           Commonwealth Capital Corp.                     17,659         (18,334)          3,579
                      Accounts payable,
                           affiliated limited partnerships                (5,005)        (52,865)         (2,133)
                      Unearned lease income                              (10,732)           (786)             --
                                                                   -------------   -------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       10,183          27,849         (64,210)
                                                                   -------------   -------------   -------------

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   PERIOD ENDED     Year ended      Year ended
                                                                      JUNE 30,      December 31,    December 31,
                                                                       2005            2004            2003
                                                                   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                          $          --   $          --   $      (5,000)
     Net proceeds from sale of computer
         equipment                                                        23,795          16,989          70,381
     Equipment acquisition fees to the General
         Partner                                                              --              --            (200)
                                                                   -------------   -------------   -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 23,795          16,989          65,181
                                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                              --              --              --
     Debt placement fee to the General
         Partner                                                              --              --              --
                                                                   -------------   -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     --              --              --
                                                                   -------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 33,978          44,837             971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          46,246           1,409             438
                                                                   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      80,224   $      46,246   $       1,409
                                                                   =============   =============   =============

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

                              Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2005, the Partnership made distributions to the limited partners in the amount of $32,000. During 2004 and 2003 the Partnership did not make any distributions to the limited partners.

2.   LIQUIDATION BASIS        As a result of the General Partner's approval of
                              the plan of liquidation as of July 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                              In presenting our Statement of Net Assets in Liquidation at December 31, 2005, we recorded a $10,300 increase to assets. This increase represents the present value of future lease payments of leases. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $6,500 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. Payables to affiliates were decreased by $273,000 to represent the expected settlement value of these liabilities.

3.   SUMMARY OF               REVENUE RECOGNITION
     SIGNIFICANT
     ACCOUNTING               Through December 31, 2005, the Partnership's
     POLICIES                 leasing operations consist substantially of
                              operating leases and one direct financing lease.
                              Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                              The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                              LONG-LIVED ASSETS

                              The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed in 2005. In 2004 and 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $12,000 and $8,000, respectively in the fourth quarter of 2004 and 2003, to record the assets at their estimated fair value. Such amounts were included in depreciation expense in the accompanying financial statements.

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

                              CASH AND CASH EQUIVALENTS

                              The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2005 and 2004 was held in the custody of one financial institution. The balance, at times, may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

                              Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

                              NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED PARTNERSHIP UNIT

                              In connection with the conversion from the going-concern basis of accounting to the liquidation basis, the net assets in liquidation per equivalent limited partnership unit is computed based upon net assets in liquidation allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

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

                              FORGIVENESS OF RELATED PARTY PAYABLES

                              In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner's capital transactions.

                              RECENT ACCOUNTING PRONOUNCEMENTS

                              In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements
                              - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

4.   NET INVESTMENT           The following lists the components of the net
     IN DIRECT                investment in a direct financing lease as of
     FINANCING LEASE          December 31, 2005 and 2004:

                              December 31,                    2005       2004
                              ---------------------------   ---------  ---------
                              Minimum lease payments
                               receivable                   $   6,018  $  18,054
                              Less: Unearned Revenue            1,501      4,503

                              Net investment in direct
                               financing lease                  4,517  $  13,551
                                                            =========  =========

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              The following is a schedule of future minimum rentals on the noncancellable direct financing lease at December 31, 2005:

                              Year ending December 31,                  Amount
                              ---------------------------------------  ---------
                                 2006                                  $   6,018
                                                                       ---------

5.   COMPUTER                 The Partnership is the lessor of equipment under
     EQUIPMENT                operating leases with periods ranging from 12 to
                              36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                              The Partnership participates in leases that are shared with other affiliated Partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $326,000 and $398,000, respectively, which is included in the
                              Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2005 and 2004 was approximately $1,432,000 and $1,743,000, respectively. There is no outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership.

                              The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2005:

                              Year ending December 31,                  Amount
                              ---------------------------------------  ---------
                                 2006                                  $  10,340
                                                                       ---------

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     SIGNIFICANT              Lessees exceeding 10% of lease income for the
     CUSTOMERS                years ended:

                              Lessee               2005       2004       2003
                              ----------------   --------   --------   --------
                              Lessee A                 --         33%        28%
                              Lessee B                 41%        23%        24%
                              Lessee C                 25%        12%        --
                              Lessee E                 15%        --         --
                              Lessee F                 10%        --         --
                                                 --------   --------   --------
                              TOTAL % OF LEASE
                                INCOME                 91%        68%        52%
                                                 ========   ========   ========

                              Lessees exceeding 10% of accounts receivable at December 31, (See Note 9):

                              Lessee               2005       2004
                              ----------------   --------   --------
                              Lessee B                 36%        --
                              Lessee D                 --         79%
                              Lessee F                 55%        --
                                                 --------   --------
                              TOTAL % OF
                               ACCOUNTS
                               RECEIVABLE              91%        79%
                                                 ========   ========

6.   RELATED PARTY            REIMBURSABLE EXPENSES
     TRANSACTIONS
                              The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General
                              Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.
                              During 2005, 2004, and 2003, the Partnership recorded $18,000, $22,000, and $194,000, respectively, for reimbursement of expenses to the General Partner. The amount due to CCC at December
                              31, 2005 and 2004, for reimburseable expenses was approximately $10,000 and $70,000, respectively.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              EQUIPMENT ACQUISITION FEE

                              The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. No equipment acquisition fees were earned by the General Partner in 2005 and 2004. During 2003 equipment acquisition fees of approximately $1,000 were earned by the General Partner.

                              DEBT PLACEMENT FEE

                              As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. No debt placement fees were earned by the General Partner in 2005, 2004 and 2003.

                              EQUIPMENT MANAGEMENT FEE

                              The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. No equipment management fees were earned by the General Partner in 2005. During 2004 and 2003, equipment management fees of approximately $2,000 and $17,000, respectively, were earned by the General Partner as determined pursuant to section
                              (ii) above.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              RELEASE FEE

                              As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees earned by the General Partner in 2005, 2004, and 2003.

                              EQUIPMENT LIQUIDATION FEE

                              With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2005, 2004 and 2003, equipment liquidation fees of approximately $1,000, $500, and $2,000, respectively, were earned by the General Partner.

7.   NOTES PAYABLE            Notes payable consisted of the following:


                              December 31,                     2005       2004
                              ---------------------------   ---------  ---------
                              Installment note payable to
                              a bank; interest at 6.5%;
                              due in monthly installments
                              of $1,003 including interest
                              through June 2006.                5,906     17,158
                                                            ---------  ---------
                                                            $   5,906  $  17,158
                                                            =========  =========

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2005 are as follows:

                              Year ending December 31,                  Amount
                              ---------------------------------------  ---------
                                2006                                   $   5,906
                                                                       ---------
                                                                       $   5,906
                                                                       =========

8.   SUPPLEMENTAL             Other noncash activities included in the
     CASH FLOW                determination of net loss are as follows:
     INFORMATION

                                                                      Year ended      Year ended
                                                     PERIOD ENDED     December 31,    December 31,
                                                     JUNE 30, 2005        2004            2003
                                                     -------------   -------------   -------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank          $       1,018   $     145,654   $     267,354
                                                     =============   =============   =============

                              No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.   RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL
     REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL
     PARTNERSHIP RETURN

Year ended December 31,                                  2005            2004            2003
--------------------------------------------------   -------------   -------------   -------------
     Net loss for financial reporting purposes       $    (195,293)  $    (136,479)  $    (114,587)
     Adjustments
         Gain (loss) on sale of computer equipment         (33,953)         (5,317)         27,245
         Depreciation                                       41,365          89,947          64,017
         Amortization                                          122           7,200          13,937
         Bad debt expense                                 (253,649)             --         (14,587)
         Unearned lease income                              (2,748)         (3,788)        (27,665)
         Other                                              16,244         (14,574)         17,473
                                                     -------------   -------------   -------------
Taxable (loss) on the Federal
     Partnership return                              $    (427,912)  $     (63,011)  $     (34,167)
                                                     =============   =============   =============

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

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.  QUARTERLY RESULTS        Summarized quarterly financial data for the years
     OF OPERATION             ended December 31, 2005 and 2004 is as follows:
     (UNAUDITED)

                                                                 Quarter ended
                                           ---------------------------------------------------------
                                             March 31       June 30      September 30   December 31
                                           ------------   ------------   ------------   ------------
2005

REVENUES
     Lease and other                       $     23,056   $     29,007   $     16,973   $     11,694
     Gain (loss) on sale of computer
        equipment                                    --         13,116         (4,339)            68
                                           ------------   ------------   ------------   ------------

TOTAL REVENUES                                   23,056         42,173         12,634         11,762

COSTS AND EXPENSES                               76,716        135,731         42,834         29,636
                                           ------------   ------------   ------------   ------------

NET (LOSS) INCOME                          $    (53,660)  $    (93,558)  $    (30,200)  $    (17,874)
                                           ============   ============   ============   ============

(LOSS) INCOME PER LIMITED
     PARTNER UNIT                          $       (.09)  $       (.15)  $         --   $         --
                                           ============   ============   ============   ============

NET ASSETS IN LIQUIDATION PER
LIMITED PARTNER UNIT                       $         --   $         --   $         --   $         --
                                           ============   ============   ============   ============

                                        Liquidation basis effective July 1, 2005

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                 Quarter ended
                                           ---------------------------------------------------------
                                             March 31       June 30      September 30   December 31
                                           ------------   ------------   ------------   ------------
2004

REVENUES
     Lease and other                       $     64,953   $     83,518   $     62,268   $    123,790
     Gain (loss) on sale of computer
        equipment                                    --            949        (10,764)        (2,836)
                                           ------------   ------------   ------------   ------------

TOTAL REVENUES                                   64,953         84,467         51,504        120,954

COSTS AND EXPENSES                               73,771         65,254        146,710        172,622
                                           ------------   ------------   ------------   ------------

NET (LOSS) INCOME                          $     (8,818)  $     19,213   $    (95,206)  $    (51,668)
                                           ============   ============   ============   ============

(LOSS) INCOME PER LIMITED
     PARTNER UNIT                          $       (.01)  $        .03   $       (.15)  $       (.08)
                                           ============   ============   ============   ============

                              The cumulative gain or loss on sale of computer equipment is included in revenues or costs as appropriate.

                                             COMMONWEALTH INCOME & GROWTH FUND I

                                                          SUPPLEMENTAL SCHEDULES

--------------------------------------------------------------------------------

                                             BALANCE,      ADDITIONS
                                            BEGINNING      CHARGED TO                      BALANCE,
                                            OF PERIOD      OPERATIONS     DEDUCTIONS    END OF PERIOD
                                           ------------   ------------   ------------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   YEAR ENDED DECEMBER 31, 2003            $    314,164             --   $     14,586   $     299,578
                                           ------------   ------------   ------------   -------------

   YEAR ENDED DECEMBER 31, 2004                 299,578        174,000             --         473,578
                                           ------------   ------------   ------------   -------------

   SIX MONTHS ENDED JUNE 30, 2005               473,578         75,493                        549,071
                                           ------------   ------------   ------------   -------------

   SIX MONTH PERIOD JULY 1, 2005 TO
           DECEMBER 31, 2005                    549,071          7,590        549,071           7,590
                                           ============   ============   ============   =============