Form 10-K/A
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2006-04-10
CIK 913141

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

                        Commission File Number: 033-69996

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

         Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

EXPLANATORY STATEMENT


This filing by Commonwealth Income & Growth Fund I ("Fund") on Form 10-K/A is intended to correct a typographical error in the Fund's Statement of Changes in Net Assets in Liquidation, included in the Fund's original filing on March 31, 2006. The Fund's prior filing on Form 10-K is amended solely for this matter.

                                      COMMONWEALTH INCOME & GROWTH FUND I
                               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


              For the period July 1 to December 31,                                     2005
              ------------------------------------------------------------------------------------
              Net Assets in liquidation - beginning                        $          (7,000)

              Lease income                                                            27,334
              Interest and other                                                       1,333
              Gain on sale of computer equipment                                          68

              Operating, excluding depreciation                                      (24,047)
              Interest                                                                  (301)
              Depreciation and amortization                                          (40,532)
              Bad Debt                                                                (7,590)
              Loss on sale of computer equipment                                      (4,339)

              Distributions to Investors                                             (31,557)
              Contributions from CCC                                                  86,631
              ------------------------------------------------------------------------------------

              Changes in estimated liquidation values
                      of assets and liabilities                                        7,000
              ------------------------------------------------------------------------------------

              NET ASSETS IN LIQUIDATION - ENDING                           $              --
              ====================================================================================

                                                   See accompanying notes to financial statements.














                                                                                                 4

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its previously filed Form 10-K to be signed on its behalf April 7, 2006 by the undersigned thereunto duly authorized.

                             COMMONWEALTH INCOME & GROWTH FUND I
                             By:  COMMONWEALTH INCOME &
                                  GROWTH FUND, INC., General Partner

                             By:  /s/ George S. Springsteen
                                  -------------------------
                                  George S. Springsteen, Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to its previously filed Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2006.

SIGNATURE                                            CAPACITY
---------                                            --------
/s/ GEORGE S. SPRINGSTEEN           Chairman, Chief Executive Officer, and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen