Form 10-Q
period 2006-03-31
COMMONWEALTH INCOME & GROWTH FUND I
filed 2006-05-15
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [_] NO [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                        PART I
Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         12
Item 4.    Controls and Procedures                                            12

                                         PART II
Item 1.    Legal Proceedings                                                  13
Item 1A.   Risk Factors                                                       13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       14
Item 3.    Defaults Upon Senior Securities                                    14
Item 4.    Sumission of Matters to a Vote of Securities Holders               14
Item 5.    Other Information                                                  14
Item 6.    Index to Exhibits

           Signatures

           Certifications

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2006          2005
                                                               -----------   ------------
                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                       $   7,067    $    33,503
Lease income receivable, net of reserve of $7,590
   as of March 31, 2006 and December 31, 2005                      20,605         16,490
Net investment in direct financing lease                            2,259          4,517
                                                                ---------    -----------
                                                                   29,931         54,510
                                                                ---------    -----------
Computer equipment, at cost                                       918,678      1,143,445
Accumulated depreciation                                         (917,532)    (1,139,743)
                                                                ---------    -----------
                                                                    1,146          3,702
                                                                ---------    -----------
Equipment acquisition costs and deferred expenses, net                 --             11
                                                                ---------    -----------
TOTAL ASSETS                                                       31,077         58,223
                                                                =========    ===========

LIABILITIES AND NET ASSETS

LIABILITIES
Accounts payable                                                    7,251         13,430
Accounts payable - Affiliated limited partnerships                 11,299         16,726
Accounts payable - General Partner                                     --          3,769
Unearned lease income                                               9,550          9,613
Note payable                                                        2,977          5,906
                                                                ---------    -----------
TOTAL LIABILITIES                                                  31,077         5,8223
                                                                ---------    -----------

NET ASSETS IN LIQUIDATION                                       $      --    $        --
                                                                =========    ===========
NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED PARTNERSHIP
   UNIT                                                                --             --
                                                                =========    ===========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING THE YEAR                              631,124        631,124
                                                                =========    ===========

            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND I
      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                                 2006
                                          ------------------
                                             (UNAUDITED)
Net Assets in liquidation - beginning          $     --
Lease income                                     21,052
Interest and other                                   47
Gain on sale of computer equipment                1,375
Operating, excluding depreciation                (9,140)
Interest                                            (80)
Depreciation and amortization                    (1,942)
Distributions to Investors                      (25,000)
Forgiveness from Related Parties                 13,688
                                               --------
Changes in estimated liquidation values
   of assets and liabilities                         --
                                               --------
NET ASSETS IN LIQUIDATION - ENDING             $     --
                                               ========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                        CONDENSED STATEMENT OF OPERATIONS

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                                 2005
                                          ------------------
                                              (UNAUDITED)
INCOME
Lease                                          $ 22,999
Interest and other                                   57
Gain on sale of computer equipment
                                               --------
TOTAL INCOME                                     23,056
                                               --------
EXPENSES
Operating, excluding depreciation                34,026
Interest                                            264
Depreciation                                     41,846
Amortization of equipment acquisition
   costs and deferred expenses                       50
Loss on sale of computer equipment                  530
                                               --------
TOTAL EXPENSES                                   76,716
                                               --------
NET (LOSS)                                     $(53,660)
                                               ========
NET (LOSS) ALLOCATED TO LIMITED
   PARTNERS                                    $(53,660)
                                               ========
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                             $  (0.09)
                                               ========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT
   LIMITED PARTNERSHIP UNITS
   OUTSTANDING DURING THE PERIOD                631,124
                                               ========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                        CONDENSED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                      2005
                                                   (UNAUDITED)
                                                   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,017
                                                     -------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment       1,591
                                                     -------
NET CASH PROVIDED BY INVESTING ACTIVITIES              1,591
                                                     -------
Net increase in cash and cash equivalents              4,608
Cash and cash equivalents, beginning of period        46,246
                                                     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $50,854
                                                     =======

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

2.   SUMMARY OF                  BASIS OF PRESENTATION
     SIGNIFICANT ACCOUNTING
     POLICIES                    As a result of the General Partner's approval
                                 of the plan of liquidation as of July 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable.
                                 Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts.
                                 There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation.
                                 The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                                 In presenting our Statement of Net Assets in Liquidation at March 31, 2006, we recorded a $10,000 increase to assets. This increase represents the present value of future lease payments of leases. Payables to affiliates were decreased by $16,000 to represent the expected settlement value of these liabilities.

                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the three months ended March 31, 2006.

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

3    NET INVESTMENT IN DIRECT    The following lists the components of the net
     FINANCING LEASE             investment in a direct financing lease as of
                                 March 31, 2006 and December 31, 2005:

                                                         MARCH 31,  December 31,
                                                            2006        2005
                                                         ---------  ------------
                                 Minimum lease payments
                                    receivable             $3,009      $6,018
                                 Less: Unearned Revenue       750       1,501
                                                           -------     ------
                                 Net investment in
                                    direct financing
                                    lease                  $2,259      $4,517
                                                           ======      ======

                                 The following is a schedule of future minimum rentals on the noncancellable direct financing lease at March 31, 2006:

                                                                       Amount
                                                                       ------
                                 Nine Months ending December 31, 2006  $3,009
                                                                       ======

4.   COMPUTER EQUIPMENT          The Partnership is the lessor of equipment
                                 under operating leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                 Through March 31, 2006, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the three months ended March 31, 2006 and 2005, remarketing fees were paid in the amounts of $3,000 and $12,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which it participates with other partnerships at March 31, 2006 and December 31, 2005 was approximately $113,000 and $326,000, respectively, which is included in the
                                 Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at March 31, 2006 and December 31, 2005 was $0 for both periods.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2006:

                                                                        Amount
                                                                       -------
                                 Nine months ending December 31, 2006  $10,000

5.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS
                                 As of March 31, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2006 and 2005, the Partnership recorded $1,000 and $2,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2006 and 2005, no equipment management fees were earned by the General Partner. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of March 31, 2006 the unpaid balance of approximately $2,000 was forgiven by the General Partner.

6.   NOTE PAYABLE                Note payable consisted of the following:

                                                            MARCH 31,  December 31,
                                                              2006        2005
                                                            ---------  -----------
                                 Installment note payable
                                 to a Bank, interest at
                                 6.50%; due in monthly
                                 installments of $1,003,
                                 including interest,
                                 with final payment due
                                 June 2006.                   $2,977      $5,906
                                                              ======      ======

                                 This note is secured by specific computer equipment and is a non-recourse liability of the Partnership.

                                 Aggregate maturities of note payable for each of the periods subsequent to March 31, 2006 are as follows:

                                                                       Amount
                                                                       ------
                                 Nine months ending December 31, 2006  $2,977
                                                                       ======

7.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net income are as follows:

Three months ended March 31,                      2006     2005
----------------------------------------------   ------   ------
Lease income, net of interest expense on notes
   payable realized as a result of direct
   payment of principal by lessee to bank        $1,421   $4,239
                                                 ------   ------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessees to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the General Partner's approval of the plan of dissolution, we changed our basis of accounting to the liquidation basis as of July 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2005 was cash generated from operating activities of approximately $3,000. There was no equipment purchased or distributions paid for the three months ended March 31, 2005.

For the three-month period ended March 31, 2005, the Partnership generated cash from operating activities of $3,000, which includes a net loss of approximately $54,000 and depreciation and amortization expenses of $42,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $4,000.

As of March 31, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $10,000 for the balance of the year ending December 31, 2006. At March 31, 2006, outstanding debt was approximately $3,000, with an interest rate of 6.50%, payable through June 2006.

The Partnership's share of the computer equipment in which it participates with other partnerships at March 31, 2006 and December 31, 2005 was approximately $113,000 and $326,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at March 31, 2006 and December 31, 2005 was $0 for both periods.

CHANGES IN NET ASSETS IN LIQUIDATION FOR THE QUARTER ENDED MARCH 31, 2006

For the quarter ended March 31, 2006, we recorded a $10,000 increase to net assets. This increase represented the present value of future lease payments of leases. We recorded $16,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation, including accounting fees and printing costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2006.

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

Based upon this review, the Partnership's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

WE CAN GIVE NO ASSURANCE OF THE AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO THE LIMITED PARTNERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to the limited partners. We cannot provide any assurances that we will actually make additional distributions.

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

                                        COMMONWEALTH INCOME & GROWTH FUND I
                                        BY: COMMONWEALTH INCOME & GROWTH FUND,
                                        INC. General Partner


May 15, 2006                            By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                            Kimberly A. Springsteen
                                            Chief Executive Officer

                             31.1 THE RULE 15D-14(A)

I, Kim Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                             31.2 THE RULE 15D-14(A)

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund I (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006

                     32.1 SECTION 1350 CERTIFICATION OF CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                     32.2 SECTION 1350 CERTIFICATION OF CFO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006