Form 10-Q
period 2006-06-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2006-08-14
CIK 913141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                         Brandywine Bldg. One, Suite 200
                                 2 Christy Drive
                              Chadds Ford, PA 19317
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                     PART I
Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         12
Item 4.    Controls and Procedures                                            12

                                     PART II
Item 1.    Legal Proceedings                                                  13
Item 1A.   Risk Factors                                                       13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       14
Item 3.    Defaults Upon Senior Securities                                    14
Item 4.    Submission of Matters to a Vote of Securities Holders              14
Item 5.    Other Information                                                  14
Item 6.    Index to Exhibits

           Signatures

           Certifications

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                                        JUNE 30,    DECEMBER 31,
                                                          2006          2005
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents                              $   7,773    $    33,503
Lease income receivable, net of reserve of
   $7,590 as of June 30, 2006 and December 31, 2005       17,535         16,490
Net investment in direct financing lease                      --          4,517
                                                       ---------    -----------
                                                          25,308         54,510
                                                       ---------    -----------
Computer equipment, at cost                              832,743      1,143,445
Accumulated depreciation                                (831,910)    (1,139,743)
                                                       ---------    -----------
                                                             833          3,702
                                                       ---------    -----------
Equipment acquisition costs and deferred expenses,
   net                                                        --             11
                                                       ---------    -----------
TOTAL ASSETS                                              26,141         58,223
                                                       =========    ===========
LIABILITIES AND NET ASSETS
LIABILITIES
Accounts payable                                          10,055         13,430
Accounts payable - Affiliated limited partnerships        11,300         16,726
Accounts payable - General Partner                            39          3,769
Accounts payable - Commonwealth Capital Corp.                 --          9,613
Unearned lease income                                      4,747          8,779
Note payable                                                  --          5,906
                                                       ---------    -----------
TOTAL LIABILITIES                                         26,141         58,223
                                                       ---------    -----------
NET ASSETS IN LIQUIDATION                              $      --    $        --
                                                       =========    ===========
NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                           --             --
                                                       =========    ===========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR         631,124        631,124
                                                       =========    ===========

            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND I
      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 2006       JUNE 30, 2006
                                          ------------------   ----------------
                                              (UNAUDITED)         (UNAUDITED)

Net Assets in liquidation - beginning          $     --            $     --
Lease income                                      2,410              23,462
Interest and other                                3,504               3,551
Gain on sale of computer equipment                  616               1,991
Operating, excluding depreciation               (16,317)            (28,012)
Interest                                            (32)               (112)
Depreciation and amortization                      (312)             (2,254)
Forgiveness from related parties                 10,131              26,374
Distribution to Investors                            --             (25,000)
                                               ========            ========
Changes in estimated liquidation values
   of assets and liabilities                         --                  --
                                               ========            ========
NET ASSETS IN LIQUIDATION - ENDING             $     --            $     --
                                               ========            ========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.
                        CONDENSED STATEMENT OF OPERATIONS

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 2005       JUNE 30, 2005
                                                     ------------------   ----------------
                                                         (UNAUDITED)         (UNAUDITED)
INCOME
Lease                                                     $ 24,453           $  47,452
Interest and other                                           4,554               4,611
Gain on  sale of computer equipment                         13,166              12,636
                                                          --------           ---------
TOTAL INCOME                                                42,173              64,699
                                                          --------           ---------
EXPENSES
Operating, excluding depreciation                           22,688              56,714
Interest                                                       219                 483
Bad Debt                                                    75,493              75,493
Depreciation                                                37,292              79,139
Amortization of equipment
   acquisition costs and deferred expenses                      39                  89
                                                          --------           ---------
TOTAL EXPENSES                                             135,731             211,918
                                                          --------           ---------
NET (LOSS)                                                $(93,558)          $(147,218)
                                                          ========           =========
NET (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                       $  (0.15)          $   (0.23)
                                                          ========           =========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD         631,124             631,124
                                                          ========           =========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND I, L.P.

                        CONDENSED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                       2005
                                                   -----------
                                                   (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES            $10,183
                                                     -------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment      23,795
                                                     -------
NET CASH PROVIDED BY INVESTING ACTIVITIES             23,795
                                                     -------
Net increase in cash and cash equivalents             33,978
Cash and cash equivalents, beginning of period        46,246
                                                     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $80,224
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

2.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 As a result of the General Partner's approval of the plan of liquidation as of July 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable.
                                 Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts.
                                 There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation.
                                 The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                                 In presenting our Statement of Net Assets in Liquidation at June 30, 2006, we recorded a $2,400 increase to assets. This increase represents the present value of future minimum lease payments. We recorded $500 of accrued costs of liquidation representing the estimate of the accounting costs to be incurred during liquidation.

                                 The financial information presented as of any date other than

                                 December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the three months ended June 30, 2006.

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

3.   NET INVESTMENT IN DIRECT    The following lists the components of the net
     FINANCING LEASE             investment in a direct financing lease as of
                                 June 30, 2006 and December 31, 2005:

                                                            JUNE 30,   December 31,
                                                              2006         2005
                                                            --------   ------------
                                 Minimum lease payments
                                    receivable                 $--       $6,018
                                 Less: Unearned Revenue         --        1,501
                                                               ---       ------
                                 Net investment in direct
                                    financing lease            $--       $4,517
                                                               ===       ======

                                 The following is a schedule of future minimum rentals on the noncancellable direct financing lease at June 30, 2006:

                                                                       Amount
                                                                       ------
                                 Six Months ending December 31, 2006     $--
                                                                         ===

4.   COMPUTER EQUIPMENT          The Partnership is the lessor of equipment
                                 under operating leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                 Through June 30, 2006, the Partnership's leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six-months ended June 30, 2006 and 2005, remarketing fees were paid in the amounts of $5,000 and $21,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which it participates with other partnerships at June 30, 2006 and December 31, 2005 was approximately $114,000 and $326,000, respectively, which is included in the
                                 Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at June 30, 2006 and December 31, 2005 was $0 for both periods.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2006:

                                                                       Amount
                                                                       ------
                                 Six months ending December 31, 2006   $2,100
                                 Year ended December 31, 2007             300
                                                                       ------
                                                                        2,400
                                                                       ------

5.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS
                                 As of June 30, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six-months ended June 30, 2006 and 2005, the Partnership recorded $0 and $14,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six-months ended June 30, 2006 and 2005, no equipment management fees were earned by the General Partner. The General Partner has decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004. As of June 30, 2006 the unpaid balance of approximately $10,000 was forgiven by the General Partner.

6.   NOTE PAYABLE                Note payable consisted of the following:

                                                                       JUNE 30,   December 31,
                                                                         2006         2005
                                                                       --------   ------------
                                 Installment note payable to a Bank,
                                 interest at 6.50%; due in monthly
                                 installments of $1,003, including
                                 interest, with final payment due
                                 June 2006.                               $--        $5,906

                                 This note is secured by specific computer equipment and is a non-recourse liability of the Partnership.

7.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net income are as follows:

Six months ended June 30,                          2006     2005
-----------------------------------------------   ------   ------
Lease income, net of interest expense on
   notes payable realized as a result of direct
   payment of principal by lessee to bank         $1,996   $1,018
                                                  ------   ------

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the six months ended June 30, 2005 were cash from operations of approximately $10,000 and net proceeds from the sale of equipment of approximately $24,000. There was no equipment purchased or distributions paid for the six-months ended June 30, 2005.

For the six-month period ended June 30, 2005, the Partnership generated cash from operating activities of approximately $10,000, which includes a net operating loss of approximately $147,000, a net gain on sale of equipment of approximately $13,000 and depreciation and amortization expenses of approximately $79,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $1,000.

As of June 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $2,100 for the balance of the year ending December 31, 2006 and $300 thereafter. At June 30, 2006, there was no outstanding debt.

The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2006 and December 31, 2005 was approximately $113,000 and $326,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership's share of the outstanding debt associated with this equipment and the total outstanding debt at June 30, 2006 and December 31, 2005 was $0 for both periods.

CHANGES IN NET ASSETS IN LIQUIDATION FOR THE QUARTER ENDED JUNE 31, 2006

For the quarter ended June 30, 2006, we recorded a $2,400 increase to net assets. This increase represented the present value of future minimum lease payments. We recorded $500 of accrued costs of liquidation representing the estimate of the accounting costs to be incurred during liquidation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the General Partner's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

              N/A

     Item 3.  DEFAULTS UPON SENIOR SECURITIES.

              N/A

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

              N/A

     Item 5.  OTHER INFORMATION.

              N/A

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a) Exhibits

                    31.1 THE RULE 15D-14(A)
                    31.2 THE RULE 15D-14(A)
                    32.1 SECTION 1350 CERTIFICATION OF CEO
                    32.2 SECTION 1350 CERTIFICATION OF CFO

              b) Reports on Form 8-K

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND I issued an 8-K statement to the SEC. Items reported in this statement consisted of the following: George S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006:
Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

Also included in the April 24, 2006 8-K statement were changes among the Board of Directors as follows: Effective as of April 18, 2006, Jay M. Dugan, Katrina
M. Mason and Lynn A. Franceschina have joined Ms. Springsteen and Mr. Abbott on the Board of Directors of CCC and CIGF, Inc. Ms. Springsteen has been appointed as the Chairman of the Board of Directors and Katrina M. Mason, 33, has been appointed President of CCSC, effective as of the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMMONWEALTH INCOME & GROWTH
                                              FUND I
                                              BY: COMMONWEALTH INCOME & GROWTH
                                              FUND, INC. General Partner


August 14, 2006                               By: /s/ Kimberly A. Springsteen
Date                                              ----------------------------
                                              Kimberly A. Springsteen
                                              Chief Executive Officer