Form 10-Q
period 2006-09-30
COMMONWEALTH INCOME & GROWTH FUND I
filed 2006-11-13
CIK 913141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-26933

COMMONWEALTH INCOME & GROWTH FUND I, L.P.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2735641 (I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200

2 Christy Drive

Chadds Ford, PA 19317

(Address, including zip code, of principal executive offices)

(610) 594-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   NO

FORM 10-Q

September 30, 2006

Back to Contents

Commonwealth Income & Growth Fund I, L.P.

Statement of Net Assets in Liquidation (Liquidation Basis)

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Cash and cash equivalents	$12,992	$33,503
Lease income receivable, net of reserve of $0 at September 30, 2006 and $7,590 at December 31, 2005	9,925	16,490
Net investment in direct financing lease	—	4,517
Other receivables- Commonwealth Capital Corp.	593	—

	23,510	54,510

Computer equipment, at cost	770,065	1,143,445
Accumulated depreciation	(769,544)	(1,139,743)

	521	3,702

Equipment acquisition costs and deferred expenses, net	—	11

Total Assets	$24,031	$58,223

Liabilities and Net Assets
Liabilities
Accounts payable	$7,715	$13,430
Accounts payable – Affiliated limited partnerships	10,000	16,726
Accounts payable - General Partner	266	3,769
Accounts payable – Commonwealth Capital Corp.	—	9,613
Unearned lease income	4,219	8,779
Note payable	—	5,906

Total Liabilities	22,200	58,223

Net Assets in liquidation	$1,831	$—

Net Assets in liquidation per equivalent limited partnership unit	$.0029	$—

Weighted average number of equivalent limited partnership units outstanding during the year	631,124	631,124

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund I

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

	(unaudited)	(unaudited)
Net Assets in liquidation – beginning	$—	$—
Lease income	2,539	26,001
Interest and other	1,949	5,500
Gain on sale of computer equipment	7,036	9,027
Bad debt recovery	7,590	—
Operating, excluding depreciation	(6,970)	(27,392)
Interest	—	(112)
Depreciation and amortization	(313)	(2,567)
Forgiveness from related parties	—	26,374
Distribution to Investors	(10,000)	(35,000)

Changes in estimated liquidation values of assets and liabilities	1,831	1,831

Net Assets in liquidation – ending	$1,831	$1,831

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund I, L.P.

Condensed Statement of Operations

Six Months Ended June 30, 2005

(unaudited)
Income
Lease	$47,452
Interest and other	4,612
Gain on sale of computer equipment	12,636

Total Income	64,700

Expenses
Operating, excluding depreciation	56,714
Interest	483
Bad Debt	75,493
Depreciation	79,139
Amortization of equipment acquisition costs and deferred expenses	89

Total expenses	211,918

Net (loss)	$(147,218)

Net (loss) per equivalent limited partnership unit	$(0.23)

Weighted Average number of equivalent limited partnership units outstanding during the period	631,124

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund I, L.P.

Condensed Statements of Cash Flow

For the Six Months Ended June 30, 2005

2005

(unaudited)
Net cash provided by operating activities	$10,183

Investing activities:
Net proceeds from the sale of computer equipment	23,795

Net cash provided by investing activities	23,795

Net increase in cash and cash equivalents	33,978
Cash and cash equivalents, beginning of period	46,246

Cash and cash equivalents, end of period	$80,224

see accompanying notes to condensed financial statements

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business

Commonwealth Income & Growth Fund I (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. The Partnership began liquidation effective July 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

As a result of the General Partner’s approval of the plan of liquidation as of July 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

In presenting our Statement of Net Assets in Liquidation at September 30, 2006, we recorded a $2,700 increase to assets. This increase represents the present value of future minimum lease payments.

Back to Contents

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the three months ended September 30, 2006.

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

Back to Contents

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

3.	Net Investment in Direct Financing Lease	The following lists the components of the net investment in a direct financing lease as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Minimum lease payments receivable	$—	$6,018
Less: Unearned Revenue	—	1,501

Net investment in direct financing lease	$—	$4,517

4.	Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 6 to 12 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2006, the Partnership’s leasing operations consist substantially of operating leases and one direct financing lease. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine months ended September 30, 2006 and 2005, remarketing fees were paid in the amounts of $6,000 and $28,000, respectively.

Back to Contents

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2006 and December 31, 2005 was $114,000 and $326,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet, The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership had no outstanding debt associated with this equipment at both September 30, 2006 and December 31, 2005.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2006:

Amount

Three months ending December 31, 2006	$1,400
Year ended December 31, 2007	1,300

$2,700

5.	Related Party Transactions

Receivables/Payables

As of September 30, 2006, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2006 and 2005, the Partnership recorded $200 and $15,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2006, there were no equipment management fees earned by the General Partner. The General Partner decided, in an effort to maintain operations of the Partnership, to stop charging equipment management fees effective February 29, 2004.

Back to Contents

6.	Note Payable	Note payable consisted of the following:

	September 30, 2006	December 31, 2005

Installment note payable to a Bank, interest at 6.50%; due in monthly installments of $1,003, including interest, with final payment made June 2006. All obligations have been satisfied.	$—	$5,906

This note was secured by specific computer equipment and was a non-recourse liability of the Partnership.

7.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net income are as follows:

Nine months ended September 30,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,389	$1,596

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessees to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the General Partner’s approval of the plan of dissolution, we changed our basis of accounting to the liquidation basis as of July 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

Back to Contents

Liquidity and Capital Resources

The Partnership’s primary sources of capital for the six months ended June 30, 2005 was from net proceeds from the sale of equipment of approximately $24,000. There was no equipment purchased for the six months ended June 30, 2005 and there were no distributions paid for the six months ended June 30, 2005.

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

As of September 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $1,400 for the balance of the year ending December 31, 2006 and $1,300 thereafter. At September 30, 2006, there was no outstanding debt.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2006 and December 31, 2005 was approximately $114,000 and $326,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $507,000 and $1,432,000, respectively. The Partnership had no outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005.

Changes in Net Assets in Liquidation for the quarter ended June 31, 2006

At September 30, 2006, we recorded a $2,700 increase in net assets. This increase represents the present value of future minimum lease payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Chief Executive Officer and Financial Officer of the General Partner has conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2006.

Back to Contents

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the General Partner’s management, including its chief executive officer and financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner’s Chief Executive Officer and Financial Officer has concluded that the Partnership’s disclosure controls (as defined pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

Back to Contents

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

N/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND I
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 14, 2006	By:	/s/ Kimberly A. Springsteen
Date
Kimberly A. Springsteen
Chief Executive Officer